Form 10-Q
period 2020-09-30
Jupiter Wellness, Inc.
filed 2020-11-16
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39569

JUPITER WELLNESS, INC.

(Exact name of registrant as specified in charter)

Delaware	83-2455880
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

725 N. Hwy A1A, Suite C-106 Jupiter, FL	33477
(Address of principal executive offices)	(Zip Code)

(561) 244-7100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ YES     ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9,032,333 common shares issued and outstanding as of November 16, 2020

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Jupiter Wellness, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2020 and December 31, 2019
	September 30, 2020	December 31, 2019
	(Unaudited)
Assets

Cash	$131,113	$531,026
Due from third party	—	400
Inventory	293,859	135,478
Accounts receivable	22,481	1,911
Prepaid expenses	50,000	25,000
Right of use assets	34,555	49,974
Other	3,200	2,000
Total current assets	535,208	745,789

Fixed assets, net of accumulated depreciation of $6,208	37,792	—
Intangible assets, net of accumulated amortization of $73,225	884,295	—
Goodwill	308,690	—
Total assets	$1,765,985	$745,789

Liabilities and Shareholders’ Equity

Accounts Payable	7,768	10,721
Convertible notes payable to related parties	1,375,000	300,000
Note payable issued in acquisition, net of discount of $14,525	985,475	—
Current portion of lease liability	5,396	20,566
Covid 19 SBA Loan	84,578	—
Accrued liabilities	68,627	5,517
Total current Liabilities	2,526,844	336,444

Long-term portion lease liability	30,138	30,137
Total liabilities	2,556,982	366,581

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, of which 6,893,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6,893	6,893
Additional paid-in capital	1,264,768	1,032,511
Common stock payable	445,000	325,000
Accumulated deficits	(2,507,658)	(985,196)
Total Shareholders’ Equity	(790,997)	379,208

Total Liabilities and Shareholders’ Equity	$1,765,985	$745,789

The accompanying notes are an integral part of these unaudited financial statements

Index

Jupiter Wellness, Inc.
Condensed Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Sales	178,335	5,068	753,729	6,399
Cost of Sales	96,608	3,122	433,305	5,072
Gross profit	81,727	1,946	320,424	1,327

Operating expense
General and administrative expenses	650,412	128,978	1,750,778	270,927

Other income (expense)
Interest income	1,068	66	1,983	66
Interest expense	(39,672)	(930)	(94,091)	(930)
Total income (expense)	(38,604)	(864)	(92,108)	(864)

Net (loss)	(607,289)	(127,896)	(1,522,462)	(270,464)

Net (loss) per share:
Basic	(0.09)	(0.02)	(0.22)	(0.04)

Weighted average number of shares
Basic	6,893,000	6,158,000	6,893,000	6,124,007

The accompanying notes are an integral part of these unaudited financial statements

Index

Jupiter Wellness, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2020 and Year Ended December 31, 2019 (Unaudited)
	Common		Common	Additional
	Stock		Stock	Paid-In	Subscription	Accumulated
	Shares	Amount	Payable	Payable	Receivable	Deficits	Total
Balance, December 31, 2018	5,958,000	$5,958	$—	$238,542	$(450)	$(59,734)	$184,316
Common stock issued for cash (net of offering expenses)	935,000	935	—	761,065	—	—	762,000
Collection of subscription receivable	—	—	—	—	450	—	450
Common stock warrants issued as compensation	—	—	—	32,904	—	—	32,904
Common stock payable	—	—	325,000	—	—	—	325,000
Net (loss)	—	—	—	—	—	(925,462)	(925,462)
Balance, December 31, 2019	6,893,000	$6,893	$325,000	$1,032,511	$—	$(985,196)	$379,208

Acquisition consolidation - stock options	—	—	—	156,612	—	—	156,612
Common stock options issued as compensation	—	—	—	75,645	—	—	75,645
Exercise of stock warrants -shares not issued as of September 30, 2020	—	—	45,000	—	—	—	45,000
Common stock payable as compensation- shares not issued as of September 30, 2020	—	—	75,000	—	—	—	75,000
Net (loss)	—	—	—			(1,522,462)	(1,522,462)
Balance, September 30, 2020	6,893,000	$6,893	$445,000	$1,264,768	$—	$(2,507,658)	$(790,997)

The accompanying notes are an integral part of these unaudited financial statements

Index

Jupiter Wellness, Inc.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
	For the nine Months September 30, 2020	For the nine Months Ended September 30, 2019
Cash flows from operating activities:
Net (loss)	$(1,522,462)	$(270,464)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	150,645	—
Depreciation and amortization	114,481	—
Changes in current operating assets and liabilities:
Due from third party	400	30,000
Prepaid expenses	(25,000)	(71,000)
Right of Entry asset	15,419	—
Accounts receivable	(20,570)	(2,483)
Inventory	(72,161)	(74,831)
Security deposits and other assets	(1,200)	(2,000)
Accounts payable	(2,953)	9,325
Accrued liabilities	63,470	2,097
Lease liability	(15,169)	—
Net cash (used in) operating activities	(1,315,100)	(379,356)

Cash flows from investing activities:
Purchase of fixed assets	(44,000)	—
Net cash paid in acquisition	(245,391)	—
Net cash (used in) investing activities	(289,391)	—

Cash flows from financing activities:
Proceeds from convertible debt	1,075,000	—
Proceeds from note payable – related party	—	75,000
Repayment of note payable – related party	—	(25,000)
Proceeds from exercise of warrants	45,000	—
Collection of subscription receivable	—	450
Proceeds from Covid-19 SBA Loan	84,578	—
Proceeds from sales of common stock	—	671,000
Net cash provided by financing activities	1,204,578	721,450

Net increase (decrease) in cash and cash equivalents	(399,913)	342,094

Cash and cash equivalents at the beginning of the period	531,026	161,316

Cash and cash equivalents at the end of the period	$131,113	$503,410

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Acquisition of Magical Beasts, LLC (see note 12)	$1,111,648	$—

The accompanying notes are an integral part of these unaudited financial statements

Index

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Nine Months Ended September 30, 2020

and Year Ended December 31, 2019

Note 1 - Organization and Business Operations

Jupiter Wellness, Inc. (the “Company”) was formed on October 24, 2018 as CBD Brands, Inc. under the laws of the State of Delaware, and is headquartered in Jupiter, Florida. The Company is a leading cutting-edge wellness brand dedicated to exploring and developing multiple therapeutic and medical use for Cannabidiol (CBD) in the treatment of various ailment and diseases such as cancer, arthritis, anxiety, insomnia, psoriasis, chronic pain amongst others.

Going Concern Consideration

As of September 30, 2020, the Company had $131,113 in cash, accumulated deficit of $2,507,658, and the cash flow used in operation during the nine-month period ended September 30, 2020 was $1,315,100. The Company has incurred and expects to continue to incur significant costs in pursuit of its exploring and developing plans. Subsequent to September 30, 2020 the company completed an Initial Public Offering (“IPO”) with net proceeds of approximately $6,000,000 (see Note 14 Subsequent Events). Although the Company expects to continue to incur significant losses, the Company has sufficient capital to sustain our operations for at least the next 24 months, but, there can be no assurance that sufficient funds required during the subsequent year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness, Inc., a Florida corporation, and Magical Beasts, LLC, a Nevada limited liability company. All intercompany accounts and transactions have been eliminated.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Index

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2020.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Net Loss per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities and preferred stock are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share.

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Numerator:
Net (loss)	$(1,522,462)	$(270,464)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	6,893,000	6,124,007
Denominator for diluted earnings per share	6,893,000	6,124,007
Basic (loss) per share	$(0.22)	$(0.04)
Diluted (loss) per share	$(0.22)	$(0.04)

 Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Index

Revenue Recognition

The Company generates its revenue from the sale of its products directly to the end user or distributor (collectively the “customer”).

The Company recognizes revenues by applying the following steps in accordance with FASB Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

The Company’s performance obligations are satisfied when goods or products are shipped on a FOB shipping point basis as title passes when shipped. Our product is generally paid in advance of shipment or standard net 30 days and we offer no specific right of return, refund or warranty related to our products except for cases of defective products of which there have been none to date.

Our revenue currently is generated from one general product category of health care products with one performance obligation and geographically there are no specific concentrations of our customer base to disaggregate our revenue stream.

 Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of September 30, 2020 and December 31, 2019, the Company has not recognized any allowance for doubtful collections.

Stock based compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On October 24, 2018, the inception date, the Company adopted ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

Index

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on October 24, 2018, the evaluation was performed for 2018 tax year which would be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company has adopted this standard beginning January 1, 2019. The adoption of this standard has not had a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company has elected to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings.

In February 2016, Topic 842, “Leases” was issued to replace the leases requirements in Topic 840, “Leases”. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. The Company has adopted this standard beginning January 1, 2019. The adoption of this standard has not had a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

Index

Note 3 - Accounts Receivable

As of September 30, 2020 and December 31, 2019, the Company had accounts receivable of $22,481 and $1,911, respectively.

Note 4 - Prepaid Expenses

As of September 30, 2020 and December 31, 2019, the Company had prepaid expenses of $50,000 and $25,000, respectively consisting of offering expenses in connection with its pending Initial Public Offering.

Note 5 - Inventory

As of September 30, 2020 and December 31, 2019, the Company had inventory of $293,859 and $135,478, consisting of finished goods, raw materials and packaging supplies.

Note 6 - Intangible Assets

In connection with the acquisition of Magical Beasts (see Note 11 below), the Company allocated the purchase price to intangible assets as follows:

Tradenames & trademarks	$151,800
Customer base	651,220
Non-compete	154,500
Goodwill	308,690
$1,266,210

The Non-compete has an estimated life of two years, the Customer base has an estimated life of fifteen years and the Tradenames & trademarks and Goodwill have indefinite life and will be reviewed at each subsequent reporting period to determine if the assets have been impaired.

Amortization for the nine months ended September 30, 2020 totaled $73,225.

Index

Note 7 - Convertible Notes Payable – Related Parties

The 2019 Notes:

On June 10, 2019, the Company entered into a Twenty-Five Thousand Dollar ($25,000) Convertible Promissory Note (the “Caro Note”) with Caro Partners, LLC (“Caro”), a consulting firm owned by Brian S. John, our Chief Executive Officer and a member of our Board of Directors. The term of the Caro Note was one year. The interest rate was ten percent (10%) non compounded and payable semi-annually. The Caro Note was convertible at any time by Caro at a conversion price of $0.25 per share of common stock. The Caro Note was paid in full in September 2019. As a result, no value was allocated to the conversion feature.

As of September 30, 2020 and December 31, 2019, the aggregate outstanding balance of the two notes payable to related parties (the “Convertible Promissory Notes”) was $300,000. The terms of the Convertible Promissory Notes are as follows:

The first Convertible Promissory Note for $50,000, dated July 2019, has a term of one year, an annual interest rate of ten percent (10%), which is non compounded and payable semi-annually, and convertible into the Company’s common stock at any time by the holder at a conversion price of $0.25 per share, which is considered as the fair value of the Company’s common stock based on the arm’s length equity transactions since there is no open market for the Company’s common stock yet. As a result, the Company determined that the conversion features contained in this Convertible Promissory Note should carry neither beneficial conversion feature nor derivative liabilities.

The second Convertible Promissory Note for $250,000, dated December 31, 2019, has a term of one year, an annual interest rate of eight percent (8%), effective on December 31, 2019, which is non compounded and payable semi-annually, and convertible into the Company’s common stock at any time by the holders at a conversion price of $3.00 per share, which is considered as the fair value of the Company’s common stock based on the arm’s length equity transactions since there is no open market for the Company’s common stock yet. As a result, the Company determined that the conversion features contained in the Note should carry neither beneficial conversion feature nor derivative liabilities.

The 2020 Notes:

During the nine months ended September 30, 2020, the Company issued nine convertible promissory notes totaling $1,075,000 (the “2020 Notes”) as follows:

Amount		Dated	Conversion Rate

$25,000	(1)	01/02/20	$3.00
250,000	(2)	01/23/20	3.00
300,000	(1)	03/09/20	3.00
50,000	(2)	05/01/20	3.00
50,000	(2)	05/27/20	3.00
50,000	(2)	05/27/20	3.00
100,000	(3)	06/24/20	5.00
125,000	(4)	09/11/20	5.00
125,000	(4)	09/16/20	5.00
$1,075,000

1.	Issued to a non-affiliate.
2.	Issued to a Secured and Collateralized Lending LLC, an entity run by a consultant of the Company.
3.	Issued to BBBY, Ltd, an LLC of which Byron Young, a Company Director, is a manager and a member.
4.	Issued to Asia Pacific Partners Inc., an entity run by a consultant of the Company.

All of the 2020 Notes have a one-year term and accrue interest at an annual interest rate of eight percent (8%) non compounded and payable semi-annually. The 2020 Notes are convertible into the Company’s common stock at any time by the note holder at a conversion price of $3.00 - $5.00 per share, which is considered as the fair value of the Company’s common stock based on the arm’s length equity transactions since there is yet to be any open market for the Company’s common stock. As a result, the Company determined that the conversion features contained in the 2020 Notes should carry neither beneficial conversion feature nor derivative liabilities.

A September 30, 2020 the aggregate outstanding balance of the convertible notes payable (the “Convertible Promissory Notes”) was $1,375,000.

The Company recorded interest expense of $55,733 and $2,181 related to the Convertible Promissory Notes during the nine months ended September 30, 2020 and year ended December 31, 2019. At September 30, 2020, the Company had accrued interest payable of $57,914.

Index

Note 8 - Note payable issued in acquisition

In connection with the Acquisition of Magical Beasts, LLC (see Note 12) the Company issued a non-interest bearing $1,000,000 promissory note, due upon the earlier of i) the closing of a public offering or ii) December 31, 2020. The note has been valued at its discounted amount of $950,427. During the nine months ended September 30, 2020, the company recognized $35,048 of interest expense for the accretion of the discount.

Note 9 – Covid-19 SBA Loans

During the nine months ended September 30, 2020, the Company applied for and received $28,878 under the Federal Paycheck Protection Program (“PPP”) and $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), both of which are administered through the Small Business Administration (“SBA”). Under the guidelines of the PPP, the SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. Under the guidelines of the EIDL, the maximum term is 30 years; however, terms are determined on a case-by-case basis based on each borrower’s ability to repay and carry an interest rate of 3.75%. The Company has not received any notification from the SBA as to whether the PPP will be forgiven or what terms the EIDL will ultimately be.

Index

Note 10 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of September 30, 2020, and December 31, 2019, 6,893,000 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Founder Shares

During 2018, 5,000,000 shares of the Company’s common stock were issued to the Founders of the Company (“Founder Shares”) for an aggregate amount of $5,000 to the management of the Company, of which $4,550 was collected as of December 31, 2018 and $450 was collected during the year ended December 31, 2019.

Subscription Shares

During 2018 and 2019, fourteen (14) investors submitted subscription agreements to the Company for the purchase of a total 1,158,000 shares of the Company’s Common Stock by cash payment of total $289,500, or $0.25 per share, of which $239,500 was collected as of December 31, 2018 and $50,000 was collected in 2019. The transaction was independently negotiated between the Company and the investors.

Regulation A Offering

On June 21, 2019, the Company filed a Form 1-A Regulation A Offering Statement Under the Securities Act of 1933, as amended, and subsequent amendments thereto on July 29, 2019 and August 19, 2019 (the “Form 1-A”). On September 5, 2019, the Form 1-A was qualified by the Securities and Exchange Commission. Pursuant to the Form 1-A, as of December 31, 2019, the Company has sold 735,000 shares of its common stock, $0.001 par value per share, at a purchase price of $1.00 per share, resulting in gross proceeds of $735,000.

Summary of Common Stock Sales

The following table sets forth the sales of the Company’s shares of common stock by year:

Year	Founders	Subscription	Reg – A	Total	Proceeds
2018	5,000,000	958,000		5,958,000	$244,500
2019		200,000	735,000	935,000	762,000	*
2020
	5,000,000	1,158,000	735,000	6,893,000	$1,006,500

*Gross proceeds were $785,000 less $23,000 fees associated with the Reg-A Offering

No shares were sold during the nine months ended September 30, 2020.

Common Stock to be issued

During 2019 the Company granted 100,000 shares of its common stock to the Chief Financial Officer and 300,000 shares to its Chairman. The shares were valued at $0.25 and $1.00 per share, respectively and the Company recognized a total of $325,000 as compensation expense for the year ended December 31, 2019. The shares had not been issued as of September 30, 2020 and December 31, 2019. The shares were valued based upon the last price paid by third parties for shares of our common stock.

 On September 16, 2020 the Company entered into a Services Agreement under the terms of which the Company would issue 75,000 shares of the Company’s common stock as payment. The shares have been valued at $1.00 per share and the Company recognized $75,000 as compensation expense for the nine months ended September 30, 2020. The market price was valued based upon the last price paid by third parties for shares of our common stock. These shares had not been issued as of September 30, 2020.

Index

Note 11 - Warrants and Options

In connection with the sales of subscription shares of common stock, discussed in Note 10 above, the Company granted the subscribers a total of 1,158,000 warrants to purchase up to 1,158,000 shares of common stock at an exercise price of $0.50 per share, with a term of two years.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date. The market price was valued based upon the last price paid by a third party for shares of our common stock.

Reporting Date	Relative Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
11/26/2018	$108,163	2	$0.50	$0.25	717%	0.0286
2/18/2019	$30,000	2	$0.50	$0.25	717%	0.0227
4/3/2019	$20,000	2	$0.50	$0.25	717%	0.0233

The following tables summarize all warrant outstanding as of September 30, 2020 and December 31, 2019, and the related changes during this period.

	Number of Warrants	Exercise Price
Stock Warrants
Balance at December 31, 2018	958,000	$0.50
Granted	200,000	$0.50
Exercised	—	—
Expired	—	—
Balance at December 31, 2019	1,158,000	0.50
Granted	—	—
Exercised	(90,000)	0.50
Expired	—	—
Balance at September 30, 2020	1,068,000	$0.50
Warrants Exercisable at September 30, 2020	1,068,000	$0.50

During the quarter ended September 30, 2020 two of the warrant holders exercised a total of 90,000 warrants into shares of the Company’s common stock for cash totaling $45,000. As of September 30, 2020 the shares had not been issued and are shown as Common Stock payable.

During 2019, in connection with four of our Directors, Dr. Alila, Mr. Glynn, Mr. Melton and Mr. Young, each entering into an Independent Director’s Agreement, the Directors were granted stock options to purchase a total of 141,330 shares of the Company’s common stock. The options have a three-year term with an exercise price between $0.25 and $3.00. Additionally, the Agreements call for the grant of additional options in a like amount annually.

During the nine months ended September 30, 2020, certain Directors were granted stock options to purchase a total of 116,330 additional shares of the Company’s common stock. The options have a three-year term with an exercise price between $0.25 and $3.00.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

Reporting Date	Number of Options Granted	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Fair Value
2/25/19 – 7/29/19	116,330	3	$0.25	$0.25	194-281%	$20,955
10/25/19	25,000	3	$3.00	$0.25	193%	$11,949
2/25/20	33,330	3	$0.25	$1.00	181%	$28,180
3/19/20	50,000	3	$3.00	$1.00	169%	$18,979
7/29/20	33,000	3	$0.25	1.00	117%	$28,486

The Company recognized $75,645 and $32,904 as compensation expense in the financial statements for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. The market price was valued based upon the last price paid by third parties for shares of our common stock.

Index

Note 12 - Acquisition of Magical Beasts, LLC

Effective February 21, 2020, Jupiter Wellness Inc., a Florida corporation (“Jupiter Sub”), our wholly-owned subsidiary, entered into a membership interest purchase agreement with Magical Beasts LLC (“Magical Beasts”), a Nevada limited liability corporation, and Krista Whitley, its sole interest holder, pursuant to which Jupiter Sub acquired all of the membership interests in Magical Beasts (the “Magical Beasts Acquisition”) in exchange for the following consideration:

•	$250,000 cash at closing;

•	A $1,000,000 promissory note, non-interest bearing payable by us, due upon the earlier of i) the closing of this offering or ii) December 31, 2020 valued at its discounted amount of $950,427; and

•	an option to purchase 250,000 restricted shares of our common stock at an exercise price of $1.00 per share valued at $156,612. The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the reporting date. The market price was valued based upon the last price paid by third parties for shares of our common stock.

Reporting Date	Number of Options Granted	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Fair Value
2/21/20	250,000	5	$1.00	$1.00	77%	$156,612

In connection with the Magical Beasts Acquisition, Jupiter Sub shall enter into an executive employment agreement with Krista Whitley to act as our Director of Marketing, however, until such agreement is entered into, Jupiter Sub shall pay Krista Whitley an annual salary of $150,000.

Valuation and Purchase Price Allocation

According to ASC 805, the standard of value to be used in the application of purchase accounting rules is fair value. The Company utilized fair value defined in Statement of Financial Accounting Standard No. 820–10–35–37 Fair Value Measurements and Disclosures. The determination of the fair value of the consideration and related allocation of the purchase price was determined by management of the Company with the assistance of a qualified professional valuation firm.

The fair value of the consideration is as follows:

Cash	$250,000
Promissory Note, net of discount	950,427
Stock Options	156,612
Total Consideration paid	$1,357,039

The purchase price allocation is as follows:

Tangible assets
Cash	$4,609
Inventory	86,220
Total tangible assets	90,829

Intangible assets
Tradename-Trademarks	151,800
Customer base	651,220
Non-compete	154,500
Total Intangibles	957,520
Goodwill	308,690
1,357,039

In connection with the promissory note above, the Company recognized amortization of the discount on the note as interest expense of $35,048 from the date of closing through September 30, 2020.

Index

Supplemental proforma financial information

The following shows the proforma results of operations as if the transaction had occurred effective January 1, 2019.

JUPITER WELLNESS, INC.
PROFORMA BALANCE SHEETS

	September 30, 2020
	Jupiter Wellness, Inc.	Magical			Jupiter Wellness, Inc.
	Consolidated Balance	Beasts, LLC	Proforma Adjustments	Notes	Proforma Balance
Cash	$131,113	—	$—		$131,113
Current Assets	404,095	—	—		404,095
Total current assets	535,208	—	—		535,208

Intangible assets	884,295	—	(67,275)	(a)	817,020
Goodwill	308,690	—	—		308,690
Other	37,792	—	—		37,792
Total assets	$1,765,985	—	$(67,275)		$1,698,710

Liabilities	$1,571,507	—	$—		$1,571,507
Note payable issued in acquisition	985,475	—	5,625	(b)	991,100
Total liabilities	2,556,982		5,625		2,562,607

Common stock	6,893	—	—		6,893
Additional paid-in capital	1,264,768	—	—		1,264,768
Common stock payable	445,000	—	—		445,000
Accumulated deficits	(2,507,658)	—	(72,899)	(c)	(2,580,557)
Total Shareholders’ Equity	(790,997)	—	(72,899)		(863,896)

Total Liabilities and Shareholders’ Equity	$1,765,985	—	$(67,275)		$1,698,710

	December 31, 2019
	Jupiter Wellness, Inc.	Magical Beasts, LLC			Jupiter Wellness, Inc.
	Reported Balance	Reported Balance	Proforma Adjustments	Notes	Proforma Balance
Cash	$531,026	$849	$(250,000)	(d)	$281,875
Current Assets	135,478	119,550	—		255,028
Total current assets	745,789	120,399	—		616,188

Intangible assets	—	—	907,270	(e)	907,270
Goodwill	—	—	308,690	(e)	308,690
Other
Total assets	$745,789	$120,399	$—		$1,832,148

Liabilities	$10,721	$50,846	$—		$61,567
Note payable issued in acquisition	—	—	950,427	(e)	950,427
Total liabilities	366,581	50,846			1,367,854

Common stock	6,893	—	—		6,893
Additional paid-in capital	1,032,511	—	240,734	(e)	1,273,245
Common stock payable	325,000	—	—		325,000
Accumulated deficits	(985,196)	(105,398)	(50,250)	(f)	(1,140,844)
Total Shareholders’ Equity	379,208	69,553	—		464,294

Total Liabilities and Shareholders’ Equity	$745,789	$120,399	$—		$1,832,148

Notes to Proforma Balance Sheets
(a) Additional amortization of intangible assets
(b) Additional amortization of debt discount on acquisition note
(c) Income statement effects of notes (a) and (b) above
(d) $250,000 paid at closing
(e) Allocation of the purchase price to respective assets and paid in capital (net of related amortization)
(f) Income statement effects of additional amortization of intangibles and acquisition note

Index

JUPITER WELLNESS, INC.
PROFORMA STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2020
	Jupiter Wellness, Inc.	Magical			Jupiter Wellness, Inc.
	Consolidated Balance	Beasts, LLC	Proforma Adjustments	Notes	Proforma Balance
Sales	$753,729	$—	$105,404	(a)	$857,133
Cost of sales	433,305	—	83,428	(a)	516,733
Gross profit	320,424	—	21,976		342,401

Expenses	1,842,886	—	57,435	(a)(b)	1,900,321

Net Income (loss)	$(1,522,462)	—	$(35,458)		$(1,557,920)

	Year Ended December 31, 2019
	Jupiter Wellness, Inc.	Magical Beasts, LLC			Jupiter Wellness, Inc.
	Reported Balance	Reported Balance	Proforma Adjustments	Notes	Proforma Balance
Sales	$6,455	$121,248	$—		$127,703
Cost of sales	18,024	109,766	—		127,790
Gross profit	(11,569)	11,482	—		(87)

Expenses	913,893	116,880	50,250	(b)	1,081,023
					—
Net Income (loss)	$(925,462)	$(105,398)	$(50,250)		$(1,081,110)

(a) Magical Beasts income and cost of sales prior to closing date
(b) Includes additional amortization of intangibles plus expenses of Magical Beasts prior to closing

Index

Note 13 - Commitments and Contingencies

The Company entered into an office lease dated April 1, 2019 with a primary term of one-year, plus two one-year extension at the Company’s option. The base lease rate during the primary term is $2,000 per month, and the monthly rate during the optional extension will be increased to $2,080 and $2,163, respectively. The Company paid a total of $54,370 and $21,430 in rent and related fees during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

Under the new standard for lease reporting, the company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $64,327 representing the present value of the future payments under the lease calculated using a 10% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the three-year life of the lease. The unamortized balances at September 30, 2020 and December 31, 2019 were ROU of $34,555 and $49,974, respectively, current lease liability of $ 5,396 and $20,566, respectively, and non-current lease liability of $30,138 and $30,137, respectively. Additionally, the Company recognized accreted interest expense of $3,310 and $4,377 during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

 Legal Proceedings

On July 6 , 2020, Brian Menke (the “Plaintiff”) in Nevada court seeking to enforce a judgement that he had obtained in 2012 against Krista Whitley, the former owner and manager of Magical Beasts LLC., in the amount of $250,00. In July 2020, the Plaintiff brought a claim in Nevada State Court to impute such judgement to the Company’s wholly owned subsidiary, Magical Beasts, LLC. On August 6, 2020, the court imputed the judgement to Magical Beasts and advised the Company that before paying any funds to Ms. Whitley, they must first satisfy the judgement to the Plaintiff. On October 12, 2020, the Company, Ms. Whitley and the Plaintiff reached a settlement agreement whereby the Company agreed that of the $1,000,000 payable to Ms. Whitley, the first $334,000 be paid to the Plaintiff. Ms. Whitley in turn agreed that such payments would be applied to the $1,000,000 owed to Ms. Whitley that was to be paid from the proceeds of the offering and the Plaintiff agreed to withdraw the case against Magical Beasts without prejudice. There will be no impact to the financial statements or financial position of the company related to this matter given the offset of the note payable already recorded.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Index

Note 14 - Subsequent Events

Initial Public Offering.

On November 3, 2020, the Company completed an initial public offering (“IPO”) of 933,333 units (the “Units”). Each Unit consisted of one share of common stock of the Company, par value $0.001 per share (“Common Stock”), and one warrant of the Company (“Warrant”), with each Warrant entitling the holder thereof to purchase one share of Common Stock for $8.50 per share. The Units were sold at a price of $7.50 per Unit, generating gross proceeds to the Company of approximately $7,000,000. The Company granted the underwriters in the IPO a 45-day option to purchase up to 140,000 additional shares of Common Stock and 140,000 Warrants solely to cover over-allotments, if any. Simultaneously with the closing of the IPO, the Company consummated the sale of the additional 140,000 Warrants that were subject to the underwriters’ over-allotment option at $0.01 per Warrant, generating gross proceeds of $1,400. Net proceeds to the Company after all offering expenses, including legal, accounting and professional fees, registration and other fees and expenses were approximately $5,900,000.

Warrants.

As described in Note 11. above, the Company had 1,158,00 warrants outstanding at September 30, 2020. All of the warrants had an expiration date of November 1, 2020. Subsequent to September 30, 2020 all of the warrants were exercised follows:

	Warrants	Exercise Price	Proceeds
Balance September 30, 2020	1,068,000	$0.50	—
Granted	—	—	—
Exercised for cash(1)	(888,000)	0.50	$444,000
Exercised under cashless option(2)	(180,000)	(2)	(2)
Balance November 1, 2020	—		$444,000

(1)	The Company received $444,000 in cash for the issuance of 888,000 shares of its common stock
(2)	The number of warrants exercised was 180,000 but under the cashless formula the number of shares to be issued is reduced to 168,000 shares.

Convertible Promissory Notes.

On November 5, 2020 the Company received a conversion notice from one of its note holders to convert the $300,000 principal balance of its convertible promissory note into 100,000 shares of the Company’s common stock ($3.00 per share conversion price) and pay the unpaid accrued interest of $16,667 in cash. The issuance of the shares and the payment have been made.

Agreement to Issue Shares of Common Stock for Services.

On October 14, 2020 the Company entered into a Services Agreement under the terms of which the Company would issue 50,000 shares of the Company’s common stock as payment.

Summary of Issuances of Shares of Common Stock Subsequent to September 30, 2020

Shares Issued and Outstanding:
Balance, September 30, 2020	6,893,000
IPO shares issued	933,333
Warrants exercised for cash	888,000
Warrants exercised under cashless option	168,000
Conversion of convertible promissory note	100,000
Shares issued for services	50,000
Balance, November 16, 2020	9,032,333

Litigation.

The Company has received notice subsequent to September 30, 2020 that the former owner of Magical Beast has a judgment of approximately $300,000 plus penalties and interest that has been imputed to Jupiter. The Company and former owner have agreed that any amounts paid as a result of this judgment and matter will reduce the amount owed to the former owner related to the note payable discussed in Note 8 above. There will be no impact to the financial statements or financial position of the company related to this matter given the offset of the note payable already recorded.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, "JUPW" and the “Company” mean Jupiter Wellness, Inc.

General Overview

Jupiter Wellness, Inc. (“Company,” “Jupiter Wellness” “we,” “us,” and “our”) was originally incorporated in the State of Delaware on October 24, 2018. Our principal business address is 725 N. Hwy A1A, Suite C-106, Jupiter, FL 33477.

We are a cutting-edge wellness CBD consumer product development company. We are in the early stage of manufacturing, distributing, and marketing a diverse line of consumer products infused with hemp-derived cannabidiol or CBD. We have a proprietary, trademarked line of products: CaniSun, CaniSkin and CaniDermRX. Under the CaniSun brand name, we are marketing three proprietary CBD-infused sun care lotion formulas containing various SPF’s that we have developed using our own intellectual property rights. Under the CaniDermRX brand, we are exploring formulations of CBD with over-the-counter, or OTC, consumer products that have potentially therapeutic and medical applications. Specifically, we are exploring the use of such topical solutions for the treatment of eczema, dermatitis, and actinic keratosis, a non-prescription lotion/lip balm for the treatment of symptoms of cold sores, and a prescription product for the treatment of burns. The CaniDermRX topical solution for the treatment of eczema dermatitis is the lead product candidate and will be initially tested in humans as an investigational cosmetic ingredient followed by clinical trials subject to the regulations of the FDA under an investigational new drug, or IND, application. In parallel, we plan to initiate the development of other products. We are also actively seeking to acquire or license products in the OTC skin care market that can be infused with CBD and marketed under our CaniSkin and CaniDermRX brand names.

There can be no assurances that we will acquire or enter into such partnership or licensing agreements.

The endocannabinoid system, which is a body system affected by CBD, plays a pivotal role in maintaining a healthy skin through modulating pain sensation, cell proliferation and inflammation. Our strategy for treatment of skin indications is, therefore, to focus on the use of CBD containing topical formulations and to explore potential combinations of CBD and other agents that may augment and act synergistically with CBD. We will explore this strategy by conducting controlled clinical trials to try to ultimately gain FDA approval for specific indications.

CaniSun Brand

We developed a CBD-infused sunscreen with broad-spectrum SPF protection. We have completed lab testing for CBD solubility-infusing clear, colorless, odorless, and 99.5% pure CBD isolated with three different sun care active ingredients, homosalate, octisalate and octocrylene, which have already been approved by the FDA. The CBD-infused sun care market is fairly nascent in the United States; we believe that there are currently no major competitors in the category. We see an opportunity to become the leading manufacturer of CBD-infused sun care products, marketing the CaniSun brand through an extensive digital and social media awareness campaign. We announced the launch of our CaniSun sun care line of SPF 30, SPF 50 and SPF 55 face lotion on June 6, 2019. We also sell our CBD-infused lip balm and CBD-infused SPF 30 sunscreen spray on our website Canisun.com.

We currently have additional CaniSun products in various stages of development as follows:

i)	CBD-infused SPF 30 Lip Balm;

ii)	CBD-infused SPF 15 sunscreen lotion; and

iii)	Mineral-based sunscreen lotions (SPF 30 and 50).

All of the products listed above are in the developmental stage, whereby we are finalizing the formula to be used in each product, respectively. For CBD-infused product candidates in development, such as our CBD-infused SPF 30 Lip Balm and CBD-infused SPF 15 sunscreen lotion, we have already identified the sun care active ingredient formula (which has already been FDA approved) to be infused with CBD. Once the respective formulas for each of our products are created, the product candidates will undergo three months of stability testing. Provided that the product candidates pass the stability testing, we intend to sell the products on our CaniSun website. The formula for our mineral-based sunscreen lotion (SPF 30 and 50) (product iii) above) includes certain minerals instead of chemicals typically used in sunscreen lotions.

Overall, we believe that our currently offered sunscreen products comply with the FDA Final Rule for sunscreen products under 21 CFR 352 Sunscreen products for Over-the-Counter Human Use. Therefore, we believe that our sunscreen products fall within the FDA monograph and that premarket approval and testing is not required. Our products have been tested for SPF Evaluation (SPF rating), Critical Wave Length (Broad Spectrum claim) and Water Resistance, each of which is defined within the monograph and labeled accordingly.

All of the test on these products is standard testing for suncare products. Such testing protocols are not intended to test for any effects of adding CBD. In addition to these tests that were conducted to support the claims on the package, each batch is also tested for appearance, color, odor, pH, viscosity, specific gravity, analytical for the sunscreen active ingredients, and microbial content testing.

Our products are tested each time they are manufactured. DCR Labs manufactures our products and has represented to us that it is compliant with the FDA’s Current Good Manufacturing Practice, or “CGMP”, regulations in accordance with 21 CFR 210/211 required for Over-the-Counter drug products. DCR Labs has self-imposed health and safety standards to ensure compliance with the FDA’s CGMPs.

We expect to continually update and expand upon our corporate website and further refine our online retail strategies on an ongoing basis. CBDBrands.net is our primary corporate website, which will serve as the primary source of information about us for investors and contain press releases, clinical trial pipeline, lab reports, blog posts, and additional information about each of our brands. We anticipate that each brand will have its own front-facing website dedicated to retail sales and brand specific information. For example, our line of sun care products, CaniSun, has its own website at CaniSun.com and allows for online retail purchase of the entire product line. As we expand our brands (CaniSkin and CaniDermRX), we anticipate utilizing the same strategy and dedicating a new e-commerce website to each brand moving forward. We are also building a website dedicated to servicing our wholesale and larger distributor clients. This website will have more information about each product and provide a central location for larger retailers to find more in-depth information about all of our brands in one place. We plan to leverage our websites with a social media presence across multiple platforms designed to utilize product reviews to increase brand loyalty, brand recognition and sales. The references to our website in this prospectus are inactive textual references only. The information on our website is neither incorporated by reference into this prospectus nor intended to be used in connection with this offering. We also see growth potential in developing retail locations. We intend to utilize cross-promotion marketing campaigns with our products and product category expansion that leverages our existing distribution channels. We have built an e-commerce platform designed to connect us directly to consumers. We use the platform to sell products, educate customers and build brand loyalty.

CaniSkin Brand and CaniDermRX Brand

We are currently developing other products such as CBD-infused skin care lotion under the CaniSkin brand. Specifically, a CBD-infused moisturizing face serum is under development. We must first finalize the formula to be used in the face serum, and, once approved, the product candidate will undergo stability testing. We intend to sell the product, provided it first passes stability testing, on our website for CaniSkin products. Additionally, we are developing innovative dermatological treatments under the CaniDermRX brand that are specialized to treat atopic dermatitis and other dermatological conditions such as burns, skin cancer and herpes cold sores, respectively. Subject to obtaining FDA approval, we intend for our experimental-stage product for the treatment of atopic dermatitis to compete with Dupixent, an FDA-approved leading treatment for atopic dermatitis, and for our experimental-stage product for the treatment of herpes cold sores to compete with Silvadene and Abreva, FDA-approved products for treating herpes cold sores. These products require more extensive testing to show with safety and efficacy.

Our first clinical indication is atopic dermatitis (eczema). We have completed manufacturing of formulations containing CBD and aspartame in an FDA-approved CGMP facility and will be initiating clinical trials of an experimental cosmetic ingredient in this indication to determine efficacy. We expect these studies to be completed in 2020 and cost approximately $120,000. We will not make any medicinal or therapeutic claims based on this trial. In parallel, we have initiated development studies to file an investigational new drug (“IND”) application for FDA regulated clinical studies in this indication. We expect the developmental studies to be completed in the third quarter of 2020 and the IND filing to be submitted in the fourth quarter of 2020. We originally anticipated developmental studies to be completed in the first quarter of 2020, however, these studies were delayed due to COVID-19. The cost of the developmental studies are estimated to be approximately $250,000.

Plan of Operation

Management is focusing its efforts on realizing its business plan of being a consumer product development company with a proprietary, trademarked line of CBD-infused products:  CaniSun, CaniSkin and CaniDermRX.   We are in the early stage of manufacturing, distributing, and marketing a diverse line of consumer products infused with CBD.

Recent Developments

On June 21, 2019, we filed a Form 1-A Regulation A Offering Statement under the Securities Act of 1933, as amended, and subsequent amendments thereto on July 29, 2019 and August 19, 2019 (the “Form 1-A”). On September 5, 2019 the Form 1-A was qualified by the staff of the Securities and Exchange Commission. Pursuant to the Form 1-A, as of December 31, 2019, we have sold 735,000 shares of its common stock, $0.001 par value per share, at a purchase price of $1.00 per share, resulting in gross proceeds of $785,000, before deducting offerings expenses of $23,000.

Effective February 21, 2020, Jupiter Wellness Inc., a Florida corporation (“Jupiter Sub”), our wholly-owned subsidiary, entered into a membership interest purchase agreement with Magical Beasts LLC (“Magical Beasts”), a Nevada limited liability corporation, and Krista Whitley, its sole interest holder, pursuant to which Jupiter Sub acquired all of the membership interests in Magical Beasts (the “Magical Beasts Acquisition”) in exchange for the following consideration:

•	$250,000 cash at closing;

•	A $1,000,000 promissory note, payable by us, due upon the earlier of i) the closing of this offering or ii) December 31, 2020 and

•	an option to purchase 250,000 restricted shares of our common stock at an exercise price of $1.00 per share.

In connection with the Magical Beasts Acquisition, Jupiter Sub shall enter into an executive employment agreement with Krista Whitley to act as our Director of Marketing, however, until such agreement is entered into, Jupiter Sub shall pay Krista Whitley an annual salary of $150,000.

In connection with the Magical Beasts Acquisition, on February 21, 2020, Jupiter Sub and Magical Beasts entered into a sales agency agreement (the “Sales Agency Agreement”), pursuant to which Magical Beasts and Ms. Whitley will act as a sales agent for Jupiter Sub’s products. The Sales Agency Agreement shall terminate on December 31, 2020. The Magical Beasts’ Acquisition and the Sales Agency Agreement significantly expand our sales and marketing capabilities. It has also significantly improved our web capabilities.

On February 21, 2020, Jupiter Sub entered into a sales distributor agreement (the “Distribution Agreement”) with Ayako Holdings, Inc. (“Ayako”), a Nevada corporation, pursuant to which Ayako retained Jupiter Sub as its exclusive sales and distribution agent for certain of its products. The Distribution Agreement, as extended, shall terminate on December 31, 2022. The Distribution Agreement includes an intellectual property licensing agreement (the “Licensing Agreement”) with Ayako, Magical Beasts and Happy Rat Licensing, LLC, a Nevada limited liability company, (collectively, the “Licensor”), dated February 18, 2020, pursuant to which the Licensor assigned its rights, titles, interests and claims to certain trademarks to Jupiter Wellness Marketing, Inc., as set forth in the Licensing Agreement. The Licensing Agreement lists Jupiter Wellness Marketing, Inc. as the assignee, which is the registered doing business as name for Jupiter Sub. The brands covered by the Distribution Agreement are “Bella”, “Jack”, “Felix & Ambrosia”, “fitCBD”, “Black Belt CBD”, and “Wellness CBD 1937”, which are all topical solutions containing CBD (collectively, the “Brands”).

The primary products that we started to sell pursuant to the Distribution Agreement are “1937 Comfort Cream”, “Wellness 1937 Temple Tonic”, “Felix and Ambrosia CBD Infused Heel Stick Crack” and related foot cream and a line of eye creams, anti- aging cream, anti-aging mask and “Bella Alpha C-Serum for Day”. The 1937 Comfort Cream is a vegan, non-comedogenic cream. It is formulated with a blend of natural oils including arnica, camphor, peppermint, Hawaiian cramp bark and other oils. The 8 ounce cream contains 1,000 mgs of 0% THC American grown industrial hemp derived oil. The Wellness 1937 CBD Temple Tonic is a three ounce rollerball to apply to your temple or lower neck area. It contains an oil blend that includes jojoba oil infused with guarana, peppermint, lavender, chamomile, eucalyptus, Hawaiian cramp bark and other oils. The three ounce roller contains 500 mgs of 0% THC American grown industrial hemp derived CBD. The Felix and ambrosia CBD Infused Heel Stick and foot cream is a moisturizing balm for dry, cracked heels. It is made with peppermint, lemon, aloe, tea tree oil, lavender, eucalyptus and other oils. It is infused with 0% THC American grown industrial hemp derived CBD. The antiaging eye cream, anti-aging day cream, anti-aging mask with AHA and the Bella alpha C-Serum for day products all contain a mixture of oils and are infused with 0% THC American grown industrial hemp. We have recently been selling them in a package called “Quarantine Glow Up Package” where you get one of each. Pursuant to the Distribution Agreement, Jupiter Sub also acquired all of Ayako’s current inventory of the Brands. All our current brands can be found at www.CBDCaring.com.

Beginning in March 2020, we began selling masks, gloves and hand sanitizer, in order to take advantage of our supply relationships and the demand for such products. While, this is not part of our long-term strategy, we intend to continue to pursue such opportunities in the near term while they present themselves. We have created our own 6- ounce hand sanitizer which our sun care manufacturer produces for us and we sell under our brand.

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the nine months ended September 30, 2020 and audited financial statements for the year ended December 31, 2019, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

Property and Equipment.

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

Net Loss per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. Warrants are not considered in the calculations for the nine months ended September 30, 2020 and the year ended December 31, 2019, as the impact of the potential common shares would be to decrease the loss per share.

	For the nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
Numerator:
Net (loss)	$(1,522,462)	$(925,462)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	6,893,000	6,301,219
Denominator for diluted earnings per share	6,893,000	6,301,219
Basic (loss) per share	$(0.22)	$(0.15)
Diluted (loss) per share	$(0.22)	$(0.15)

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Stock based compensation

We recognize compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On October 24, 2018, the inception date (“Inception”), we adopted ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

The value of common stock issued or payable from Inception through September 30, 2020 were based upon the last sales price of our common stock to a third party. From January through September 2019, we had multiple sales of common stock at $0.25 per share. From September through the end of 2019, we sold our stock at $1.00 per share. Issuances and grants throughout 2019 were all based upon the last sales price for sales of our stock for cash to third parties. If and when our shares of common stock are publicly listed, we will use the closing share price on a exchange as a basis for valuing our stock grants.

Income Taxes

We account for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Since we were incorporated on October 24, 2018, the evaluation was performed for 2018 tax year, which would be the only period subject to examination. We believe that our income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to our financial position. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company’s deferred tax asset at December 31, 2019 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $120,000 less a valuation allowance in the amount of approximately $120,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the year ended December 31, 2019. Because of our lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the year ended December 31, 2019.

Related parties

We follow subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. our affiliates; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. our principal owners; e. our management; f. other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company has adopted this standard beginning January 1, 2019. The adoption of this standard did not have a significant impact on our results of operations, financial condition, cash flows, and financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard did not have a significant impact on our results of operations, financial condition, and cash flows. The adoption of this standard is expected to result in additional financial statement disclosures.

In February 2016, Topic 842, “Leases” was issued to replace the leases requirements in Topic 840, “Leases”. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. The Company has adopted this standard beginning January 1, 2019. The adoption of this standard did not have a significant impact on our results of operations, financial condition, cash flows, and financial statement disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Results of Operations

For the three months ended September 30, 2020 and 2019

The following table provides selected financial data about us for the three months ended September 30, 2020 and 2019, respectively.

	September 30, 2020		September 30, 2019
Sales	$178,33	5	$5,068
Cost of Sales	96,608		3,122
Gross Profit (Loss)	81,727		1,946
Total expenses	(689,016)		(129,842)
Net Loss	$(607,289)		$(127,896)

Revenues

We generated $178,335 in revenues for the three months ended September 30, 2020 compared to $5,068 revenues in the three months ended September 30, 2019. The large increase is due to the Company having only nominal operations during 2019. In 2019, the Company focused its efforts on formulating, testing and manufacturing its sunscreen and skin care products. In 2020, the Company (i) began marketing its skin care and sunscreen products line, (2) acquired Magical Beasts, LLC, which expanded its sales and marketing capabilities (3) added additional product lines to its skin care product line, and (4) added a line of hand sanitizer.

Operating Expenses

We had total operating expenses of $689,016 for the three months ended September 30, 2020 compared to $129,842 for the three months ended September 30, 2019.

Operating expenses for the three months ended September 30, 2020 were in connection with our daily operations as follows: (i) marketing expenses of $19,019; (ii) research and development of $34,806; (iii) legal and professional expenses of $55,285, consisting of corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent of $24,272; (v) depreciation and amortization of $36,374; (vi) general and administrative expenses of $480,656, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses and (vii) net interest expense of $38,604.

Operating expenses for the three months ended September 30, 2019 were in connection with our daily operations as follows: (i) marketing expenses of $7,952; (ii) research and development expense of $62,296; (iii) no legal and professional expenses; (iv) rent of $6,420; (v) general and administrative expenses of $52,310, consisting of office supplies and expense and other normal office and administration expenses and (vi) net interest expense of $864.

Income/Losses

Net losses were $607,289 and $127,896 for the three months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020 and 2019

The following table provides selected financial data about us for the nine months ended September 30, 2020 and 2019, respectively.

	September 30, 2020	September 30, 2019
Sales	$753,729	$6,399
Cost of Sales	433,305	5,072
Gross Profit (Loss)	320,424	1,327
Total expenses	(1,842,886)	(271,791)
Net Loss	$(1,522,462)	$(270,464)

Revenues

We generated $753,729 in revenues for the nine months ended September 30, 2020 compared to $6,399 revenues in the nine months ended September 30, 2019. The large increase is due to the Company having only nominal operations during 2019. In 2019, the Company focused its efforts on formulating, testing and manufacturing its sunscreen and skin care products. Additionally, in 2019, the Company had limited supply chain and distribution channels with product sales of $6,399 for the nine months ended September 30, 2019 and total sales for the year ended December 31, 2019 of only $6,455. In January 2020, the Company increased marketing efforts which included formally launching its products at Surf Expo in Orlando Florida and began marketing its sunscreen spray product line in mid-February 2020. On February 21, 2020, the Company acquired Magical Beasts, LLC, which expanded its sales and marketing capabilities and added additional product lines and in April 2020, the Company added a line of hand sanitizer to the product line.

Operating Expenses

We had total operating expenses of $1,842,886 for the nine months ended September 30, 2020 compared to $271,791 for the nine months ended September 30, 2020.

Operating expenses for the nine months ended September 30, 2020 were in connection with our daily operations as follows: (i) marketing expenses of $54,210; (ii) research and development of $98,619; (iii) legal and professional expenses of $208,026, consisting of corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent of $54,370; (v) depreciation and amortization of $79,433; (vi) general and administrative expenses of $1,256,120, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses and (vii) net interest expense of $92,108.

Operating expenses for the nine months ended September 30, 2019 were in connection with our daily operations as follows: (i) marketing expenses of $43,909; (ii) research and development of $95,296; (iii) legal and professional expenses of $22,593, consisting of corporate advisory services and general corporate governance fees; (iv) rent of $15,010; (v) general and administrative expenses of $94,119, consisting of office supplies and expense and other normal office and administration expenses and (vii) net interest expense of $864.

Income/Losses

Net losses were $1,522,462 and $270,464 for the nine months ended September 30, 2020 and 2019, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

        Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any material adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, as financial resources become available we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, the defendants filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants' counterclaim in its entirety. That motion will be fully briefed on November 27, 2020.

On July 6 , 2020, Brian Menke (the “Plaintiff”) in Nevada court seeking to enforce a judgement that he had obtained in 2012 against Krista Whitley, the former owner and manager of Magical Beasts LLC., in the amount of $250,00. In July 2020, the Plaintiff brought a claim in Nevada State Court to impute such judgement to the Company’s wholly owned subsidiary, Magical Beasts, LLC. On August 6, 2020, the court imputed the judgement to Magical Beasts and advised the Company that before paying any funds to Ms. Whitley, they must first satisfy the judgement to the Plaintiff. On October 12, 2020, the Company, Ms. Whitley and the Plaintiff reached a settlement agreement whereby the Company agreed that of the $1,000,000 payable to Ms. Whitley, the first $334,000 be paid to the Plaintiff. Ms. Whitley in turn agreed that such payments would be applied to the $1,000,000 owed to Ms. Whitley that was to be paid from the proceeds of the offering and the Plaintiff agreed to withdraw the case against Magical Beasts without prejudice. There will be no impact to the financial statements or financial position of the company related to this matter given the offset of the note payable already recorded.

To the best of the Company’s knowledge and belief, no additional legal proceedings are currently pending or threatened.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2010, the Company did not sell any shares of its Common Stock.

In September 2020, the Company granted 75,000 shares of its Common Stock (the “Shares”), valued at $75,000 for services. These Shares were not issued as of September 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jupiter Wellness, INC.
(Registrant)

Dated: November 16, 2020	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

