Form 10-K
period 2020-12-31
Jupiter Wellness, Inc.
filed 2021-04-12
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  001-39569

Jupiter Wellness, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	83-2455880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

725 N. Hwy A1A, Suite C-106
Jupiter, FL 33477
(Address of principal executive offices, including zip code)

(561) 244-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock

  Warrants to purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [X]
(Do not check if smaller reporting company)	Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2020 was  not applicable as the Company was not then publicly traded.

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 12, 2021, was 11,260,188.

Jupiter Wellness, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

i

PART I

This Annual Report on Form 10-K includes the accounts of Jupiter Wellness, Inc., a Delaware corporation (“Jupiter Wellness”). References in this Report to “we”, “our”, “us” or the “Company” refer to Jupiter Wellness, Inc. and its consolidated subsidiaries unless the context dictates otherwise.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “will,” “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” “potential,” “continue,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our businesses, financial condition, results of operations and prospects.

ITEM 1. BUSINESS

Summary

Jupiter Wellness, Inc. is a cutting-edge developer of cannabidiol (CBD) based medical therapeutics and wellness products. The Company’s clinical pipeline of prescription CBD-enhanced skin care therapeutics address indications including eczema, burns, herpes cold sores, and skin cancer. We are in the early stage of manufacturing, distributing, and marketing a diverse line of consumer products infused with CBD. We have a proprietary, line of products: CaniSun, CaniSkin and CaniDermRX. Under the CaniSun brand, we are marketing patent pending CBD-infused sun care lotion formulas containing various sun protection factors, or SPFs. In addition, we are exploring the use of CBD with other prescription and/or over-the-counter, or OTC, consumer products that have potentially therapeutic and medical applications. Specifically, we are exploring the use of such topical solutions for the treatment of eczema, dermatitis (JW-100), and actinic keratosis (JW-_100), a non-prescription lotion/lip balm (JW-200) for the treatment of symptoms of cold sores, and a prescription product for the treatment of burns (JW-101). The CaniDermRX (JW-100) topical solution for the treatment of eczema dermatitis is the lead product candidate and will be further tested in humans as an investigational cosmetic ingredient followed by clinical trials subject to the regulations of the United States Food and Drug Administration (“FDA”) under an investigational new drug, or IND, application.

In February 2021, we announced the results of our novel Cannabidiol-Aspartame combination treatment JW-100 clinical trial which has shown it significantly Reduces ISGA Score in Eczema patients. A double blinded placebo controlled interventional study was conducted. Subjects were assigned to apply, at home, one of three treatments: JW-100 (a CBD and aspartame combination topical formulation), a CBD only topical formulation, or a placebo topical formulation. After 14 days, the average reduction in the Investigators Static Global Assessment (ISGA) score was calculated for each group. Additionally, the proportion of subjects achieving (ISGA) score 0 (clear) or 1 (almost clear) with at least 2 grade improvement from baseline was recorded for each arm of the study. 50% of subjects in the JW-100 arm achieved ISGA clear or almost clear (1 or 2) with at least a 2-grade improvement from baseline after treatment versus 20% and 15% in the CBD-only and placebo arms, respectively. The percentage of subjects achieving clear or almost clear with at least a 2-grade improvement from baseline was found to be statistically significant (p=0.028). JW-100, a novel topical formulation containing CBD and aspartame, was shown to significantly reduce ISGA score in atopic dermatitis patients after two weeks of use. The combination of CBD and aspartame was more effective at reducing ISGA scores than CBD alone. In parallel, we plan to initiate the development of other products. We originally anticipated developmental studies to be completed in 2020, however, these studies were delayed due to COVID-19. We are also actively seeking to acquire or license products in the OTC skin care market that can be infused with CBD and marketed under our CaniSkin and CaniDermRX brand names. There can be no assurances that we will acquire or enter into such partnership or licensing agreements.

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

On November30, 2020 the Company acquired SRM Entertainment, Limited, a Hong Kong Special Administrative Region of the People's Republic of China limited company (“SRM”). SRM has relationships with and supplies the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park, entertainment venues and theme hotels in Orlando Florida, Beijing China, Japan and other places throughout the worldwide theme park industry.

Organizational History

Jupiter Wellness, Inc. was originally incorporated in the State of Delaware on October 24, 2018. Our principal business address is 725 N. Hwy A1A, Suite C-106, Jupiter, FL 33477.

Description of Business

Company Overview

Jupiter Wellness, Inc. is a cutting-edge developer of cannabidiol (CBD) based medical therapeutics and wellness products. The Company’s clinical pipeline of prescription CBD-enhanced skin care therapeutics address indications including eczema, burns, herpes cold sores, and skin cancer. We are in the early stage of manufacturing, distributing, and marketing a diverse line of consumer products infused with CBD. We have a proprietary, line of products: CaniSun, CaniSkin and CaniDermRX. Under the CaniSun brand, we are marketing patent pending CBD-infused sun care lotion formulas containing various sun protection factors, or SPFs. In addition, we are exploring the use of CBD with other prescritption and/or over-the-counter, or OTC, consumer products that have potentially therapeutic and medical applications. Specifically, we are exploring the use of such topical solutions for the treatment of eczema, dermatitis (JW-100), and actinic keratosis (JW-100), a non-prescription lotion/lip balm (JW-200) for the treatment of symptoms of cold sores, and a prescription product for the treatment of burns (JW-101). The CaniDermRX (JW-100) topical solution for the treatment of eczema dermatitis is the lead product candidate and will be further tested in humans as an investigational cosmetic ingredient followed by clinical trials subject to the regulations of the United States Food and Drug Administration (“FDA”) under an investigational new drug, or IND, application.In February 2021, we announced the results of our novel Cannabidiol-Aspartame combination treatment JW-100 clinical trial which has shown it significantly Reduces ISGA Score in Eczema patients. A double blinded placebo controlled interventional study was conducted. Subjects were assigned to apply, at home, one of three treatments: JW-100 (a CBD and aspartame combination topical formulation), a CBD only topical formulation, or a placebo topical formulation. After 14 days, the average reduction in the Investigators Static Global Assessment (ISGA) score was calculated for each group. Additionally, the proportion of subjects achieving (ISGA) score 0 (clear) or 1 (almost clear) with at least 2 grade improvement from baseline was recorded for each arm of the study. 50% of subjects in the JW-100 arm achieved ISGA clear or almost clear (1 or 2) with at least a 2-grade improvement from baseline after treatment versus 20% and 15% in the CBD-only and placebo arms, respectively. The percentage of subjects achieving clear or almost clear with at least a 2-grade improvement from baseline was found to be statistically significant (p=0.028). JW-100, a novel topical formulation containing CBD and aspartame, was shown to significantly reduce ISGA score in atopic dermatitis patients after two weeks of use. The combination of CBD and aspartame was more effective at reducing ISGA scores than CBD alone.

In parallel, we plan to initiate the development of other products. We originally anticipated developmental studies to be completed in 2020, however, these studies were delayed due to COVID-19. We are also actively seeking to acquire or license products in the OTC skin care market that can be infused with CBD and marketed under our CaniSkin and CaniDermRX brand names. There can be no assurances that we will acquire or enter into such partnership or licensing agreements.

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

On November 30, 2020, the Company acquired SRM Entertainment, Limited, a Hong Kong Special Administrative Region of the People's Republic of China limited company (“SRM”). SRM has relationships with and supplies the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park, entertainment venues and theme hotels in Orlando Florida, Beijing China, Japan and other places throughout the worldwide theme park industry.

CaniSun Brand

Under our CaniSun Brand, we developed a patent pending CBD-infused sunscreen with broad-spectrum SPF protection. We have completed lab testing for CBD solubility–infusing clear, colorless, odorless, and 99.5% pure CBD isolate with three different sun care active ingredients, homosalate, octisalate and octocrylene, which have already been approved by the FDA. The CBD-infused sun care market is fairly nascent in the United States; we believe that there are currently no major competitors in the category. We see an opportunity to become the leading manufacturer of CBD-infused sun care products, marketing the CaniSun brand through an extensive digital and social media awareness campaign. We announced the launch of our CaniSun sun care line of SPF 30, SPF 55 and SPF 50 face lotion on June 6, 2019. We also sell our CBD-infused lip balm and CBD-infused SPF 30 sunscreen spray on our website Canisun.com.

We currently have additional CaniSun products in various stages of development as follows:

i)	CBD-infused SPF 30 Lip Balm, Peppermint and Acai Fragrance
ii)	CBD-infused SPF 15 sunscreen daily lotion; and
iii)	Mineral-based sunscreen lotions (SPF 30 and 50).

All of the products listed above are in the developmental stage, whereby we are finalizing the formula to be used in each product, respectively. For CBD-infused product candidates in development, such as our CBD-infused SPF 30 Lip Balm and CBD-infused SPF 15 sunscreen lotion, we have already identified the sun care active ingredient formula (which has already been FDA approved) to be infused with CBD. Once the respective formulas for each of our product candidates are created, the product candidates will undergo three months of stability testing. Provided that the product candidates pass the stability testing, we intend to sell the products on our CaniSun website. The formula for our mineral-based sunscreen lotion (SPF 30 and 50) (product iii) above) includes certain minerals instead of chemicals typically used in sunscreen lotions.

Overall, we believe that our currently offered sunscreen products comply with the FDA Final Rule for sunscreen products under 21 CFR 352 Sunscreen products for Over-the-Counter Human Use. Therefore, we believe that our sunscreen products fall within the FDA monograph and that FDA premarket approval and testing is not required. Our products have been tested for SPF Evaluation (SPF rating), Critical Wave Length (Broad Spectrum claim) and Water Resistance, each of which is defined within the monograph and labeled accordingly.

All of the testing on these products is standard testing for suncare products. Such testing protocols are not intended to test for any effects of adding CBD. In addition to these tests that were conducted to support the claims on the package, each batch is also tested for appearance, color, odor, pH, viscosity, specific gravity, analytical for the sunscreen active ingredients, and microbial content testing.

Our products are tested each time they are manufactured. DCR Labs manufactures our products and has represented to us that it is compliant with the FDA’s Current Good Manufacturing Practice, or CGMP, regulations in accordance with 21 CFR 210/211 required for Over-the-Counter drug products. DCR Labs has self-imposed health and safety standards to ensure compliance with the FDA’s CGMPs.

We expect to continually update and expand upon our corporate website and further refine our online retail strategies on an ongoing basis. JupiterWellness.com is our primary corporate website, which will serve as the primary source of information about us for investors and contain press releases, clinical trial pipeline, lab reports, blog posts, and additional information about each of our brands. We anticipate that each brand will have its own front-facing website dedicated to retail sales and brand specific information. For example, our line of sun care products, CaniSun, has its own website at CaniSun.com and allows for online retail purchase of the entire product line. As we expand our brands (CaniSkin and CaniDermRX), we anticipate utilizing the same strategy and dedicating a new e-commerce website to each brand moving forward. We are also building a website dedicated to servicing our wholesale and larger distributor clients. This website will have more information about each product and provide a central location for larger retailers to find more in-depth information about all of our brands in one place.

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

CaniSkin Brand and CaniDermRX Brand

We are currently developing other products such as CBD-infused skin care lotion under the CaniSkin brand. Specifically, a CBD-infused moisturizing face serum is under development. We must first finalize the formula to be used in the face serum, and, once approved, the product candidate will undergo stability testing. We intend to sell the product, provided it first passes stability testing, on our website for CaniSkin products. Additionally, we are developing innovative dermatological treatments under the CaniDermRX brand that are specialized to treat atopic dermatitis and other dermatological conditions such as burns, skin cancer and herpes cold sores, respectively. Subject to obtaining FDA approval, we intend for our experimental-stage product for the treatment of atopic dermatitis to compete with Dupixent, an FDA-approved product for treating atopic dermatitis, and for our experimental-stage product for the treatment of herpes cold sores to compete with Silvadene and Abreva, FDA-approved products for treating herpes cold sores. These products require more extensive testing to show both safety and efficacy.

In addition, we plan to seek acquisition opportunities in the branded consumer products space, including but not limited to other OTC therapeutic brands and skin care brands that can be developed, manufactured, marketed and distributed under our CaniSkin and CaniDermRX brand names.

We filed a provisional patent number 62/884,955 on 08/09/2019 on an Aspartame/CBD combination and intend to develop products containing a combination of CBD and Aspartame under the CaniDermRX name for the treatment of pain and inflammation. On February 11, 2021, the US Patent Published our US Patent Application 20210038513 and on April 5, 2021 we filed the International filing through PCT Application PCT/US 2020/045408. We believe that our CaniDermRX product candidates have the potential to treat many skin indications such as atopic dermatitis, pruritis-itch, non-atopic dermatitis/eczema, psoriasis, dermatomyositis, scleroderma, seborrheic dermatitis, actinic keratosis, epidermolysis bullosa and cutaneous neoplasias. Aspartame is a rigorously tested food ingredient. Reviews by major governmental regulatory bodies have previously found the ingredient safe for consumption at higher levels than we contemplate using in our CaniDermRX product candidates. We believe that our formulations that include Aspartame, such as topical crème, lip balm, powder and dog treats, are well-tolerated by, and safe for, users. We believe that infusing CBD in our products may help alleviate irritation that may be caused by applying sun care products and may lead to reduced inflammation. In human skin, receptors of the endocannabinoid system are found in differentiated keratinocytes, hair follicle cells, sebaceous glands, immune cells, and sensory neurons. Activation of cannabinoid receptor type 2, or CB2, for which CBD is a ligand receptor in these cells has been shown to reduce pain and itch sensation, regulate keratinocyte differentiation and proliferation, decrease hair follicle growth, and modulate the release of damage-induced keratins and inflammatory mediators to control the homeostasis of the skin environment.

Market Opportunity

The market for hemp, and for products based on extracts of hemp, is expected to grow substantially over the coming years. It is estimated by BDS Analytics and Arcview Market Research that the collective market for CBD sales in the U.S. will surpass $20 billion by 2024 and that there will be a compound annual growth rate of 49 percent by 2024 across all distribution channels. We see great potential to grow and generate revenues in this expanding market.

According to Grand View Research, the U.S. sun care market size was estimated at $1.95 billion in 2016. The growing consumer awareness regarding the ill-effects of over exposure to ultraviolet, or UV, rays on the undefended skin is expected to propel growth. The sun care market is a highly competitive market and product differentiation in the sun care market is low. Given the relatively low amount of product differentiation, we see an opportunity to carve out a unique market share with our CBD-infused sun care products. We cannot make any claims as to such benefits prior to performing certain testing. We see an opportunity, although there can be no assurance that we will be successful, to become the leading manufacturer of CBD-infused sun care products, marketing the CaniSun brand through an extensive digital and social media awareness campaign. We announced the launch of our CaniSun sun care line of SPF 30, SPF 50 and SPF 55 face lotion on June 6, 2019. We also sell our CBD-infused lip balm and CBD-infused SPF 30 sunscreen spray on our website Canisun.com.

Market Strategy

We plan to seek acquisition opportunities in the branded consumer products space, including but not limited to other non-CBD OTC therapeutic brands and skin care brands that can be manufactured, marketed and distributed under our CaniSkin and CaniDermRX brand names. We may market such products as they are currently comprised or may seek to add CBD to the product. In the event we decide to add CBD to such products, we intend to first conduct FDA regulated clinical trials for safety and efficacy testing. We have no definitive agreements in place to acquire any other entities.

We also intend to sell the product online directly through our own website, and other third-party marketplaces as these sites permit.

Nidaria Distribution Agreement

On November 5, 2020, we entered into the Nidaria Distribution Agreement with Nidaria, Pursuant to which we purchase, market, promote, distribute and sell Nidaria’s Safe Sea® sunscreen that provides protection against jellyfish stings. Pursuant to the Nidaria Distribution Agreement, the Company shall serve as Nidaria’s exclusive distributor of Safe Sea in the state of Florida. The Nidaria Distribution Agreement shall have a term of two (2) years, commencing December 1, 2020, and may be renewed for one (1) additional year upon the mutual consent of us and Nidaria.

Website

We expect to continually update and expand upon our corporate website and further refine our online retail strategies on an ongoing basis. Jupiterwellness.com is our primary corporate website, which will serve as the primary source of information about us for investors and contain press releases, clinical trial pipeline, lab reports, blog posts, and additional information about each of our brands. We anticipate that each brand will have its own front-facing website dedicated to retail sales and brand specific information. For example, our line of sun care products, CaniSun, has its own website at CaniSun.com and allows for online retail purchase of the entire product line. As we expand our brands (CaniSkin and CaniDermRX), we anticipate utilizing the same strategy and dedicating a new e-commerce website to each brand moving forward. We are also building a website dedicated to servicing our wholesale and larger distributor clients. This website will have more information about each product and provide a central location for larger retailers to find more in-depth information about all of our brands in one place.

SRM Acquisition

On November 30, 2020, we entered into and closed the Exchange Agreement with SRM, a Hong Kong Special Administrative Region of the People's Republic of China limited company and wholly owned subsidiary of Vinco, and SRM Shareholders, pursuant to which we acquired 100% of the SRM Common Stock from the SRM Shareholders in exchange for 200,000 shares of the Company’s common stock, the resale of which is subject to a leak out provision and escrow of 50,000 shares of the Company’s common stock. Upon closing, and pursuant to the Exchange Agreement, the Company delivered the 150,000 shares of its common stock to SRM and placed 50,000 shares in escrow (“Escrow Shares”). Pursuant to the Exchange Agreement, the Company shall release the Escrow Shares upon SRM generating $200,000 in cash receipts and revenue prior to January 15, 2021. The Escrow shares have not been released as of the date hereof. Pursuant to the Exchange Agreement, the Company assumed all of the financial obligations of SRM, as well as its employees and offices. As a result of the Exchange Agreement, SRM became a wholly-owned subsidiary of the Company.

SRM has relationships with and supplies the amusement park industry with exclusive products such as toys, lights, fans and other items that are sold in amusement parks. SRM has developed, manufactured and supplied the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park, entertainment venues and theme hotels in Orlando Florida, Beijing China, Japan and other places throughout the worldwide theme park industry. . SRM has developed unique products in conjunction with suppliers of products for core licensed items for major well-known brands, themes, characters and movies.

Products developed by SRM are generally shipped directly to the theme park without warehousing at the Company’s facilities. SRM does not have long-term agreements with its customers, and instead develops products on an item-by-item basis subject to purchase orders from its customers.

Through SRM, we additionally intend to seek to sell our sun care products in the amusement parks. We are currently developing a line of non-CBD infused sun care products for sale in the amusement parks.

SRM has four full time employees.

Competition

There are several companies developing cannabinoid therapeutics for a range of medical indications. The cannabinoid therapeutic area currently includes formulated extracts of the Cannabis plant and synthetic formulations. These formulations include CBD and THC, or a combination of CBD/THC as the active pharmaceutical ingredient. Certain companies such as GW Pharmaceuticals, PLC have focused on hemp-based CBD formulations; while other companies such as Zynerba Pharmaceuticals Inc. and Insys Therapeutics Inc. have focused on synthetic CBD formulations.

The CBD-based consumer product industry is highly fragmented with numerous companies, consisting of publicly- and privately-owned companies. There are also large, well-funded companies that have indicated their intention to compete in the hemp-based product category in the U.S. We routinely evaluate internal and external opportunities to optimize value for stockholders through new product development or by asset acquisitions or sales, and believe we are well-positioned to capitalize in the growing CBD product category. We face competition from larger companies that are, or may be, in the process of offering similar products to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources than we have or may be expected to have.

Competitors may include major pharmaceutical and biotechnology companies and public and private research institutions. Our management cannot be certain that we will be able to compete against current or future competitors or that competitive pressure will not seriously harm our business prospects. These competitors may be able to react to market changes, respond more rapidly to new regulations or allocate greater resources to the development and promotion of their products than we can.

Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves to increase their ability to rapidly gain market share. Large pharmaceutical companies may eventually enter the market.

Given the rapid changes affecting the global, national, and regional economies in general and cannabis-related medical research and development in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Time-to-market is an important factor in our industry and our success will depend on our ability to develop innovative products that will be accepted by patients as efficient and helpful to use.

Our success will also depend on our ability to respond quickly to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

Intellectual Property

We filed Provisional Patent (CBD Formulations and Uses Thereof: USAN: 62/884,995) on a combination of CBD and Aspartame on August 8, 2019. The patent is to cover any products that contain a combination of CBD and Aspartame. This initially will cover the products under the CaniDermRX Brand. The provisional patent application was converted into a full US patent application (No.: 16/987,941) and PCT application (PCT/US2020/045408I) on August 9, 2020. If issued, the patent will give patent protection until 2040.

We filed Provisional Patent (CBD Sunscreen Formulations and Uses Thereof: USAN: 63/005,854) on our CBD-infused sunscreen products on August 6, 2020. The patent is to cover any products under our CaniSun product line that contains CBD. The priority date starts at the time the provisional is converted into a full patent application, which will occur on April 6, 2021. If issued, the patent will give patent protection until 2041.

We filed Provisional Patent (Oroanasal CBD formulations and uses thereof (No.: 63/042,458) on June 22, 2020. This covers the use of CBD products for the treatment of respiratory viruses.

Research and Development

Our research and development programs are generally pursued by engineers and scientists employed by us in on a full-time basis or hired as per diem consultants or through partnerships with industry leaders in manufacturing and design and researchers and academia. We are also working with subcontractors in developing specific components of our technologies.

The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products.

The Company incurred research and development expenses of $308,367 and $108,957 for the years ended December 31, 2020 and 2019, respectively.

Government Regulation

Since 1937, Cannabis sativa L. has been a federally regulated Schedule I drug under the Controlled Substances Act, 21 U.S.C. § 811 (the “CSA”), regulated by the Drug Enforcement Agency (the “DEA”).

It was not until 2014 when a distinction between the use of Cannabis sativa L. for medical, recreational, and industrial purposes was made via Section 7606 of the Agricultural Act of 2014, which cleared a legal path for industrial hemp to be grown in three limited circumstances, 1) by researchers at an institute of higher education, 2) by state departments of agriculture, or 3) by farmers participating in a research program permitted and overseen by a state department of agriculture.

In 2016, the DEA, U.S. Department of Agriculture, and the FDA issued a joint statement detailing the guidelines for growth of industrial hemp as part of state-sanctioned research programs. Those guidelines state that hemp can only be sold in states with pilot programs, plants and seeds can only cross state lines as part of permitted state research programs, and seeds can only be imported by individuals registered with the DEA.

We believe the recent passage of the Farm Bill will allow us to expand our marketplace opportunities. On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, and hemp-derived CBD were classified as a Schedule I controlled substances, and so were deemed to be illegal under the CSA. With the passage of the Farm Bill, hemp cultivation is broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under federal law and would thus face no legal protection under this new legislation and would be an illegal Schedule 1 drug under the CSA.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture or USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under the Affordable Care Act, or workplace safety plans under Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3% THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

One of the goals of the Agricultural Act of 2014 was to generate and protect research into hemp. The Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it, but also recognizes that there is still a lot to learn about hemp and its products from commercial and market perspectives.

Overall, we believe that our sunscreen products comply with the FDA Final Rule for sunscreen products under 21 CFR 352 Sunscreen products for Over-the-Counter Human Use. Therefore, we believe that our sunscreen products fall within the FDA monograph and that FDA premarket approval and testing is not required. Our products have been tested for SPF Evaluation (SPF rating), Critical Wave Length (Broad Spectrum claim) and Water Resistance, each of which is defined within the monograph and labeled accordingly.

Our products are tested each time they are manufactured. DCR Labs manufactures our products and is compliant with the FDA’s Current Good Manufacturing Practice (“CGMP”) regulations in accordance with 21 CFR 210/211 (required for Over-the-Counter drug products). DCR Labs has self-imposed health and safety standards to ensure compliance with the FDA’s CGMPs.

FDA Regulation of Hemp Extracts

The FDA is generally responsible for protecting the public health by ensuring the safety, efficacy, and security of (1) prescription and over the counter drugs; (2) biologics including vaccines, blood & blood products, and cellular and gene therapies; (3) foodstuffs including dietary supplements, bottled water, and baby formula; and, (4) medical devices including heart pacemakers, surgical implants, prosthetics, and dental devices.

Regarding its regulation of drugs, the FDA process requires a review that begins with the filing of an investigational new drug (IND) application, with follow-on clinical studies and clinical trials that the FDA uses to determine whether a drug is safe and effective, and therefore subject to approval for human use by the FDA.

Aside from the FDA’s mandate to regulate drugs, the FDA also regulates dietary supplement products and dietary ingredients under the Dietary Supplement Health and Education Act of 1994. This law prohibits manufacturers and distributors of dietary supplements and dietary ingredients from marketing products that are adulterated or misbranded. This means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of the law and FDA regulations, including, but not limited to the following labeling requirements: (1) identifying the supplement; (2) nutrition labeling; (3) ingredient labeling; (4) claims; and, (5) daily use information.

The FDA has not approved cannabis, marijuana, hemp or derivatives as a safe and effective drug for any indication. We intend to file an IND with the FDA for our CaniDermRX products in the event the pending provisional patent on an Aspartame/CBD combination is approved. As of the date hereof, our products containing CBD derived from industrial hemp are not marketed or sold using claims that their use is a safe and effective treatment for any medical condition subject to the FDA’s jurisdiction.

The FDA has concluded that products containing cannabis or industrial hemp derived CBD are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. The FDA’s position is that products containing cannabis, CBD or derivatives are Schedule 1 drugs under the Controlled Substances Act, and so are illegal. Our products containing CBD derived from industrial hemp are not marketed or sold as dietary supplements. However, at some indeterminate future time, the FDA may choose to generally change its position concerning products containing hemp derived CBD, and may choose to enact regulations that are applicable to such products. In this event, our industrial hemp based products containing CBD may be subject to regulation.

Our products contain controlled substances as defined in the Controlled Substances Act (CSA). Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA.

Despite recent approvals by the FDA and DEA for a newly approved medication which contains cannabidiol (CBD), the scheduling of these substances, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our products. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

Employees

As of December 31, 2020, we had five full-time employees, including Chief Executive Officer Brian S. John, Chief Financial Officer, Douglas McKinnon, and Chief Operating Officer, Richard Miller, and Rob White, manager of shipping and receiving. We believe our relations with our employees to be good.

Properties

Currently, we do not own any real property. We rent an office space at 725 N. Hwy A1A, Suite C-106, Jupiter, FL 33477 for $2,140 per month. This office space is rented on a month-to- month lease.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If we are unable to keep up with rapid technological changes, our products may become obsolete.

The market for our products is characterized by significant and rapid change. Although we will continue to expand our product line capabilities in order to remain competitive, research and discoveries by others may make our processes, products or brands less attractive or even obsolete.

Competition could adversely affect our business.

Our industry in general is competitive. It is possible that future competitors could enter our market, thereby causing us to lose market share and revenues. In addition, some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the markets in which we will compete that will allow them to offer lower prices or higher quality products. If we do not successfully compete with these competitors, we could fail to develop market share and our future business prospects could be adversely affected.

If we are unable to develop and maintain our brand and reputation for our product offerings, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on developing and then maintaining and strengthening our brand and reputation in the markets we serve. If problems with our products cause our customers to have a negative experience or failure or delay in the delivery of our products to our customers, our brand and reputation could be diminished. If we fail to develop, promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

We are subject to government regulation, and unfavorable changes could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing our industries in the U.S. and other countries in which we operate. Uncertainty surrounding existing and future laws and regulations may impede our services and increase the cost of providing such services. These regulations and laws may cover taxation, tariffs, user pricing, distribution, consumer protection and the characteristics and quality of services.

Existing or probable governmental regulations relating to CBD products may harm or prevent our ability to sell our product offering.

A majority of state governments in the United States have legalized the growing, production, and use of CBD. However, cannabis remains illegal under federal law. In addition, in July 2017, the United States Drug Enforcement Agency issued a statement that certain CBD extractions fall within the definition of marijuana, and are therefore a Schedule I controlled substance under the Controlled Substances Act of 1970, as amended. Thus, the cannabis industry, including companies which sell products containing CBD, faces very uncertain regulation by the federal government. While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is, nonetheless, potential that the federal government may at any time choose to begin enforcing its laws against the manufacture, possession, or use of cannabis-based products such as CBD. Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations. In the event the federal government was to tighten its regulation of the industry, we would likely suffer a material adverse effect on our business, including substantial losses.

Laws and regulations affecting our industry are evolving under the Farm Bill, FDA and other regulatory authorities and changes to any regulation may materially affect our CBD products

In conjunction with the enactment of the Agriculture Improvement Act of 2018 (the “Farm Bill”), the FDA released a statement about the status of CBD as a nutritional supplement, and the agency’s actions in the short term with regards to CBD will guide the industry. While our sun care products are not nutritional supplements, the statement noted that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug, and Cosmetic Act and Section 351 of the Public Health Service Act. As a company whose sun care products contain infused CBD, we will strive to meet all FDA guidelines as the regulations evolve. Any difficulties in compliance with future government regulation could increase our operating costs and adversely impact our results of operations in future periods.

In addition, as a result of the Farm Bill’s recent passage, we expect that there will be a constant evolution of laws and regulations affecting the CBD industry which could affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

We do not currently believe that we are required to seek FDA approval for our sun care products, and as such we do not plan to seek FDA approval. If regulation evolves such that we are required to seek approval, we will endeavor to do so. This may require us to incur substantial costs associated with legal and compliance fees and adversely affect our results of operations.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel. If we lose their services or if they fail to perform in their current positions, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future. We may not have written employment agreements with all of our senior management. We do not have any key person insurance.

Our products may not meet health and safety standards or could become contaminated.

We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our manufacturers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter treatments have not been fully explored or understood and may have unintended consequences.

Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

The success of our business will depend upon our ability to create and expand our brand awareness.

The sun care and CBD markets we compete in, and the skin care market we intend to compete in, are highly competitive, with many well-known brands leading the industry. Our ability to compete effectively and generate revenue will be based upon our ability to create and expand awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the benefits of our products. However, advertising and packaging and labeling of such products will be limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors.

We must develop and introduce new products to succeed.

Our industry is subject to rapid change. New products are constantly introduced to the market. Our ability to remain competitive depends in part on our ability to enhance existing products, to develop and manufacture new products in a timely and cost-effective manner, to accurately predict market transitions, and to effectively market our products. Our future financial results will depend to a great extent on the successful introduction of several new products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

The success of new product introductions depends on various factors, including, without limitation, the following:

•	Successful sales and marketing efforts;

•	Timely delivery of new products;

•	Availability of raw materials;

•	Pricing of raw materials;

•	Regulatory allowance of the products; and

•	Customer acceptance of new products

Possible yet unanticipated changes in federal and state law could cause any of our current products, as well as products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

We recently launched and commenced distribution of certain products containing hemp-derived CBD, and we currently intend to develop and launch additional products containing hemp-derived CBD in the future. Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Farm Bill, which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% THC, from Schedule 1 status under the Controlled Substances Act, and legalizing the cultivation and sale of industrial-hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. There is no assurance that the Farm Bill will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The Farm Bill delegates the authority to the states to regulate and limit the production of hemp and hemp-derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp-derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the Food, Drug and Cosmetic Act, or FDCA. The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Our CBD product offerings must comply with applicable federal and state laws and regulations, and legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the Farm Bill, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. We purchase all of our hemp-derived CBD from licensed growers and processors in states where such production is legal. As described in the risk factor, possible yet unanticipated changes in federal and state law could cause any of our current products, as well as products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD in the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the Farm Bill. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the Farm Bill, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD.

The interstate shipment of hemp-derived CBD from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the Farm Bill. Therefore, the marketing and sale of our intended products containing hemp-derived CBD is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of our finished products, including those containing CBD, in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of finished products we intend to sell could significantly limit, restrict or prevent us from generating revenue related to our products that contain hemp-derived CBD. Any such repeal or adverse amendment of now favorable laws and regulations could have an adverse impact on our business plan with respect to such products.

Due to recent expansion into the CBD industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our launch of products containing hemp-derived CBD. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenue.

Adverse publicity concerning any actual or purported failure by us to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of us. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for our products, which would have a material adverse effect on our ability to generate sales and revenue.

Our distributors’ and customers’ perception of the safety and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects, will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenue.

We do not have and may never have any products on the market that have been approved for the treatment of disease. Our business is highly dependent upon receiving approvals from various U.S. and international governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.

In order for us to commercialize a product for the treatment of any disease, we must obtain regulatory approvals of such treatment for that indication. Satisfying regulatory requirements is an expensive process that typically takes many years and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. To obtain necessary regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that our products are safe and effective for a particular indication. There can be no assurance that our products will prove to be safe and effective, that our clinical trials will demonstrate the necessary safety and effectiveness of our product candidates, or that we will succeed in obtaining regulatory approval for any treatment we develop even if such safety and effectiveness are demonstrated.

Any delays or difficulties we encounter in our clinical trials may delay or preclude regulatory approval from the FDA or from international regulatory organizations. Any delay or preclusion of regulatory approval would be expected to delay or preclude the commercialization of our products. Examples of delays or difficulties that we may encounter in our clinical trials include without limitation the following:

•	Clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our products;

•	Our products may fail to be more effective than current therapies, or to be effective at all;

•	We may discover that our products have adverse side effects, which could cause our products to be delayed or precluded from receiving regulatory approval or otherwise expose us to significant commercial and legal risks;

•	It may take longer than expected to determine whether or not a treatment is effective;

•	Patients involved in our clinical trials may suffer severe adverse side effects even up to death, whether as a result of treatment with our products, the withholding of such treatment, or other reasons (whether within or outside of our control);

•	We may fail to be able to enroll a sufficient number of patients in our clinical trials;

•	Patients enrolled in our clinical trials may not have the characteristics necessary to obtain regulatory approval for a particular indication or patient population;

•	We may be unable to produce sufficient quantities of product to complete the clinical trials;

•	Even if we are successful in our clinical trials, any required governmental approvals may still not be obtained or, if obtained, may not be maintained;

•	If approval for commercialization is granted, it is possible the authorized use will be more limited than is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities, which will cause a substantial increase in costs and which we might not succeed in performing or completing; and

•	If granted, approval may be withdrawn or limited if problems with our products emerge or are suggested by the data arising from their use or if there is a change in law or regulation.

Any success we may achieve at a given stage of our clinical trials does not guarantee that we will achieve success at any subsequent stage, including without limitation final FDA approval.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation resulting from future legislation or administrative action, or from changes in the policies of the FDA or other regulatory bodies during the period of product development, clinical trials, or regulatory review. Failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or an injunction preventing certain activity, as well as other regulatory action against our product candidates or us. We have no experience in successfully obtaining regulatory approval for a product and thus may be poorly equipped to gauge, and may prove unable to manage, risks relating to obtaining such approval.

Outside the U.S., our ability to market a product is contingent upon receiving clearances from appropriate non-U.S. regulatory authorities. Non-U.S. regulatory approval typically includes all of the risks associated with FDA clearance discussed above as well as geopolitical uncertainties and the additional uncertainties and potential prejudices faced by U.S. pharmaceutical companies conducting business abroad. In certain cases, pricing restrictions and practices can make achieving even limited profitability very difficult.

We have limited experience in completing regulatory filings and any delays in regulatory filings could materially affect our financial condition.

We are currently initiating clinical trials of our CaniDermRX product candidates. We have not, however, demonstrated the ability to obtain marketing approvals, manufacture product candidates at a commercial scale, or conduct sales and marketing activities necessary for the successful commercialization of a product. Consequently, we have no historical basis as a company by which one can evaluate or predict reliably our future success or viability.

Additionally, while our team has experience at prior companies with regulatory filings, we have limited experience with regulatory filings with agencies such as the FDA or the European Medicines Agency, or EMA, and will rely on third-party expertise for this. Any delay in our regulatory filings for our product candidates, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refuse to file” letter or a request for additional information, could materially affect our financial condition.

If serious adverse or undesirable side effects are identified during the development of our product candidates, we may abandon or limit our development or commercialization of such product candidates.

If our product candidates are associated with undesirable side effects or have unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

If we elect or are forced to suspend or terminate any clinical trial with one of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate revenue from such product candidate will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

With regard to our lead product candidate, CaniDermRX, unforeseen side effects from CaniDermRX could arise either during clinical development or, if approved, after CaniDermRX has been marketed. This could cause regulatory approvals for, or market acceptance of, CaniDermRX harder and costlier to obtain.

The results of our planned or any future clinical trials may show that the side effects of CaniDermRX are unacceptable or intolerable, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or EMA and other regulatory authorities, or result in marketing approval from the FDA or EMA and other regulatory authorities with restrictive label warnings.

If CaniDermRX receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of CaniDermRX:

•	regulatory authorities may withdraw their approval of the product, which would force us to remove CaniDermRX from the market;

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;

•	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we may be subject to limitations on how we may promote the product;

•	sales of the product may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of CaniDermRX and/or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of CaniDermRX.

If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented, which could materially affect our financial condition.

Identifying, screening and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients with the required or desired characteristics to complete our clinical trials in a timely manner. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. In particular, because our planned clinical trials of CaniDermRX are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

In addition, we may experience enrollment delays related to increased or unforeseen regulatory, legal and logistical requirements at certain clinical trial sites. These delays could be caused by reviews by regulatory authorities and contractual discussions with individual clinical trial sites. Any delays in enrolling and/or dosing patients in our planned clinical trials could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or in termination of the clinical trials altogether.

Patient enrollment may be affected if our competitors have ongoing clinical trials with products for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in our competitors’ clinical trials. Patient enrollment may also be affected by other factors, including:

•	coordination with clinical research organizations to enroll and administer the clinical trials;

•	coordination and recruitment of collaborators and investigators at individual sites;

•	size of the patient population and process for identifying patients;

•	design of the clinical trial protocol;

•	eligibility and exclusion criteria;

•	perceived risks and benefits of the product candidates under study;

•	availability of competing commercially available therapies and other competing products’ clinical trials;

•	time of year in which the trials are initiated or conducted;

•	severity of the diseases under investigation;

•	ability to obtain and maintain subject consents;

•	ability to enroll and treat patients in a timely manner;

•	risk that enrolled subjects will drop out before completion of the trials;

•	proximity and availability of clinical trial sites for prospective patients;

•	ability to monitor subjects adequately during and after treatment; and

•	patient referral practices of physicians.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which could materially affect our financial condition.

If we or our licensees, development collaborators, or suppliers are unable to manufacture our products in sufficient quantities or at defined quality specifications, or are unable to obtain regulatory approvals for the manufacturing facility, we may be unable to develop or meet demand for our products and lose time to market and potential revenues.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We intend to utilize third parties to manufacture CaniSun, CaniSkin and CaniDermRX.

In the future we may become unable, for various reasons, to rely on our sources for the manufacture of our product candidates, either for clinical trials or, at some future date, for commercial distribution. We may not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any we do identify. We may face competition for access to these manufacturers’ facilities and may be subject to manufacturing delays if the manufacturers give other clients higher priority than they give to us. Even if we are able to identify an additional or replacement third-party manufacturer, the delays and costs associated with establishing and maintaining a relationship with such manufacturer may have a material adverse effect on us.

Before we can begin to commercially manufacture CaniDermRX or any other product candidate, we must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with current Good Manufacturing Practices requirements, commonly known as “cGMP.” The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection may significantly delay or prevent FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products and will lose time to market and potential revenues.

It is uncertain whether product liability insurance will be adequate to address product liability claims, or that insurance against such claims will be affordable or available on acceptable terms in the future.

Clinical research involves the testing of new drugs on human volunteers pursuant to a clinical trial protocol. Such testing involves a risk of liability for personal injury to or death of patients due to, among other causes, adverse side effects, improper administration of the new drug, or improper volunteer behavior. Claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers, or others using, selling, or buying our products, as well as from governmental bodies. In addition, product liability and related risks are likely to increase over time, in particular upon the commercialization or marketing of any products by us or parties with which we enter into development, marketing, or distribution collaborations. Although we are contracting for general liability insurance in connection with our ongoing business, there can be no assurance that the amount and scope of such insurance coverage will be appropriate and sufficient in the event any claims arise, that we will be able to secure additional coverage should we attempt to do so, or that our insurers would not contest or refuse any attempt by us to collect on such insurance policies. Furthermore, there can be no assurance that suitable product liability insurance (at the clinical stage and/or commercial stage) will continue to be available on terms acceptable to us or at all, or that, if obtained, the insurance coverage will be appropriate and sufficient to cover any potential claims or liabilities.

If the market opportunities for our current and potential future drug candidates are smaller than we believe they are, our ability to generate product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from dermatitis or eczema, whom CaniDermRX may have the potential to treat, is based upon estimates. These estimates may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of this condition. The number of patients in the U.S. or elsewhere may turn out to be lower than expected, may not be otherwise amenable to CaniDermRX treatment, or treatment-amenable patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for CaniDermRX may further be reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from CaniDermRX.

If we are unable to establish relationships with licensees or collaborators to carry out sales, marketing, and distribution functions or to create effective marketing, sales, and distribution capabilities, we will be unable to market our products successfully.

Our business strategy may include out-licensing product candidates to or collaborating with larger firms with experience in marketing and selling pharmaceutical products. There can be no assurance that we will successfully be able to establish marketing, sales, or distribution relationships with any third-party, that such relationships, if established, will be successful, or that we will be successful in gaining market acceptance for any products we might develop. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues per unit sold are expected to be lower than if we marketed, sold, and distributed our products directly, and any revenues we receive will depend upon the efforts of such third parties.

If we are unable to establish such third-party marketing and sales relationships, or choose not to do so, we would have to establish in-house marketing and sales capabilities. To market any products directly, we would have to establish a marketing, sales, and distribution force that has technical expertise and could support a distribution capability. Competition in the biopharmaceutical industry for technically proficient marketing, sales, and distribution personnel is intense and attracting and retaining such personnel may significantly increase our costs. There can be no assurance that we will be able to establish internal marketing, sales, or distribution capabilities or that these capabilities will be sufficient to meet our needs.

Commercial success of our non-OTC product candidates will depend on the acceptance of these products by physicians, payers, and patients.

Any non-OTC product candidate that we may develop, such as our current CaniSkin and CaniSun product lines, may not gain market acceptance among physicians and patients. Market acceptance of and demand for any non-OTC product that we may develop will depend on many factors, including without limitation:

•	Comparative superiority of the effectiveness and safety in the treatment of the disease indication compared to alternative treatments;

•	Less prevalence and severity of adverse side effects;

•	Potential advantages over alternative treatments;

•	Cost effectiveness;

•	Convenience and ease of administration;

•	Sufficient third-party coverage and/or reimbursement;

•	Strength of sales, marketing and distribution support; and

•	Our ability to provide acceptable evidence of safety and efficacy.

If any non-OTC product candidate developed by us receives regulatory approval but does not achieve an adequate level of market acceptance by physicians, payers, and patients, we may generate insufficient, little, or no product revenue and may not become profitable. In addition, pandemics, including the novel coronavirus, COVID-19, could decrease consumer spending and adversely affect demand for our products.

Our non-OTC products may not be accepted for reimbursement or properly reimbursed by third-party payers.

The successful commercialization of any non-OTC products we might develop will depend substantially on whether the costs of our non-OTC products and related treatments are reimbursed at acceptable levels by government authorities, private healthcare insurers, and other third-party payers, such as health maintenance organizations. Reimbursement rates may vary, depending upon the third-party payer, the type of insurance plan, and other similar or dissimilar factors. If our non-OTC products do not achieve adequate reimbursement, then the number of physician prescriptions of our products may not be sufficient to make our non-OTC products profitable.

Comparative effectiveness research demonstrating benefits of a competitor’s non-OTC product could adversely affect the sales of our non-OTC product candidates. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our non-OTC products on a profitable basis.

Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in the product development of that non-OTC product. In addition, in the U.S. there is a growing emphasis on comparative effectiveness research, both by private payers and by government agencies. To the extent other drugs or therapies are found to be more effective than our non-OTC products, payers may elect to cover such therapies in lieu of our products or reimburse our non-OTC products at a lower rate.

The effects of economic and political pressure to lower pharmaceutical prices are a major threat to the economic viability of new research-based pharmaceutical products, and any development along these lines could materially and adversely affect our prospects.

Emphasis on managed care in the U.S. has increased and we expect this will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Any development along these lines could materially and adversely affect our prospects. We are unable to predict what legislative or regulatory changes relating to the healthcare industry, including without limitation any changes affecting governmental and/or private or third-party coverage and reimbursement, may be enacted in the future, or what effect such legislative or regulatory changes would have on our business.

If we obtain FDA approval for any of our product candidates, we will be subject to various federal and state fraud and abuse laws; these laws may impact, among other things, our proposed sales, marketing and education programs. Fraud and abuse laws are expected to increase in breadth and in detail, which will likely increase our operating costs and the complexity of our programs to insure compliance with such enhanced laws.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our customers, distributors, or other business partners, subject to various federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes which may increase our operating costs. These laws may impact, among other things, our proposed sales, marketing and education programs.

If our operations are found to be in violation of any of the federal and state fraud and abuse laws or any other governmental regulations that apply to us, we may be subject to criminal actions and significant civil monetary penalties, which would adversely affect our ability to operate our business and our results of operations.

If our operations are found to be in violation of any of the federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

We face business disruption and related risks resulting from the recent pandemic of COVID-19, which could have, and has had, a material adverse effect on our business plan.

Our supply chain and the development of our product candidates, including that of our subsidiaries, could be, and have been, disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. We are still assessing our business plans and the impact COVID-19 may have on our supply chain and ability to conduct our clinical trials, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic. Our subsidiary SRM, was materially adversely affected by COVID-19 and its impact on the amusement park industry. SRM’s sales to amusement parks materially decreased during 2020. SRM’s revenue for the fiscal year ended December 31, 2019 was $7,046,073 and were reduced to $ 2,958,199 for the fiscal year ended December 31, 2020 which was primarily a result of the closing of amusement and theme parks in 2020 as a result of the COVID-19 pandemic.

We may be unable to successfully integrate the operations of SRM and may not achieve the benefits anticipated as a result of the SRM acquisition.

On November 30, 2020, we acquired SRM. Achieving the anticipated benefits of the SRM acquisition will depend in part upon our ability to integrate SRM in an efficient and effective manner. The integration of a company that has previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The integration of an acquired business may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of our other subsidiaries’ businesses and the loss of key personnel from us or the acquired businesses.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. The World Health Organization declared the COVID-19 outbreak a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. At this point, the overall extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

We have a limited operating history upon which investors can evaluate our future prospects.

We have a limited operating history upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market has not been developed. If our forecasts prove incorrect, the business, operating results and financial condition of the Company may be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenues. As a result, any significant reduction in revenues may immediately and adversely affect our business, financial condition and operating results.

We may not meet our product development and commercialization milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to technology and design improvements as well as dates for achieving development goals. If our products exhibit technical defects or are unable to meet cost or performance goals, our commercialization schedule could be delayed and potential purchasers of our initial commercial products may decline to purchase such products or may opt to pursue alternative products.

We may also experience shortages equipment due to manufacturing difficulties. Multiple suppliers provide the components used in manufacturing our products. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there were a disruption to manufacturing facilities, we would be unable to manufacture until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

Interruptions or delays in telecommunications systems or in the data services provided to us by cellular communication providers or the loss of our wireless or data services could impair the delivery of our products.

 As we expand our commercial activities, an increased burden is expected to be placed upon our data processing systems and the equipment upon which they rely. Interruptions of our data networks, or the data networks of our wireless carrier, for any extended length of time, loss of stored data or other computer problems could have a material adverse effect on our business and operating results. Such interruptions could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service.

Our systems are also expected to be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, break-ins, sabotage, and acts of vandalism. Despite any precautions that we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in these services. We do not carry business interruption insurance to protect against losses that may result from interruptions in service as a result of system failures. Moreover, the communications and information technology industries are subject to rapid and significant changes, and our ability to operate and compete is dependent on our ability to update and enhance the communication technologies used in our systems and services.

 Our operations in international markets involve inherent risks that we may not be able to control.

Our business plan includes the marketing and sale of our proposed products in international markets. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

•	Macroeconomic conditions adversely affecting geographies where we intend to do business;

•	Foreign currency exchange rates;

•	Political or social unrest or economic instability in a specific country or region;

•	Higher costs of doing business in foreign countries;

•	Infringement claims on foreign patents, copyrights or trademark rights;

•	Difficulties in staffing and managing operations across disparate geographic areas;

•	Difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

•	Trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

•	Adverse tax consequences;

•	Unexpected changes in legal and regulatory requirements;

•	Military conflict, terrorist activities, natural disasters and medical epidemics; and

•	Our ability to recruit and retain channel partners in foreign jurisdictions.

Risks Related to our Financial Position and Capital Needs

Our accountant has indicated doubt about our ability to continue as a going concern.

As of December 31, 2020, the Company had $4,262,168 in cash, accumulated deficit of $7,274,401 and cashflow used in operations of $2,732,736. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) engage in very limited activities without incurring any liabilities that must be satisfied in cash; and (b) offer noncash consideration and seek for equity lines as a means of financing its operations. Additionally, the Company’s plan includes certain scheduled research and development activities and related clinical trials which may be deferred as needed. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or other assets.

We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

Our proliferation into new markets may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations, or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and ability to achieve profitability.

Our effective income tax rate in the future could be adversely affected by a number of factors including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We regularly assess all of these matters to determine the adequacy of our tax provision which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition. There can be no assurance that income tax laws and administrative policies with respect to the income tax consequences generally applicable to us or to our subsidiaries will not be changed in a manner which adversely affects our shareholders.

Risks Related to our Intellectual Property

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

A third party may sue us or one of our strategic collaborators for infringing its intellectual property rights. Likewise, we may need to resort to litigation to enforce licensed rights or to determine the scope and validity of third-party intellectual property rights.

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to pay monetary damages; stop commercial activities relating to the affected products or services; obtain a license in order to continue manufacturing or marketing the affected products or services; or attempt to compete in the market with a substantially similar product.

Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages, and litigation could disrupt our commercial activities.

Any inability to protect our intellectual property rights could reduce the value of our products and brands, which could adversely affect our financial condition, results of operations and business.

Our business is partly dependent upon our trademarks, trade secrets, copyrights and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which we and our sub-licensees may operate. There is a risk of certain valuable trade secrets, beyond what is described publicly in patents, being exposed to potential infringers. Regardless of our technology being protected by patents or otherwise, there is a risk that other companies may employ the technology without authorization and without recompensing us.

The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. There is a risk that we may have insufficient resources to counter adequately such infringements through negotiation or the use of legal remedies. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

The intellectual property behind our products may include unpublished know-how as well as existing and pending intellectual property protection. All intellectual property protection eventually expires, and unpublished know-how is dependent on key individuals.

The commercialization of our licensed products is partially dependent upon know-how and trade secrets held by certain individuals working with and for us. Because the expertise runs deep in these few individuals, if something were to happen to any or all of them, the ability to properly manufacture our products without compromising quality and performance could be diminished greatly.

Knowledge published in the form of any future intellectual property has finite protection, as all patents and trademarks have a limited life and an expiration date. While continuous efforts will be made to apply for patents and trademarks if appropriate, there is no guarantee that additional patents or trademarks will be granted. The expiration of patents and trademarks relating to our products may hinder our ability to sub-license or sell our products for a long period of time without the development of a more complex licensing strategy.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively, and we may not be profitable.

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors. We own the formulations contained in our products and we consider these product formulations to be our critical proprietary property, which must be protected from competitors. Although trade secret, trademark, copyright and patent laws generally provide a certain level of protection, and we attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy and expensive litigation. We have attempted to protect some of the trade names and trademarks used for our products by registering them with the U.S. Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks, and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

Risks Related to Our Securities and Other Risks

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and results in increased costs to us and could have a negative effect on our results of operations, financial condition or business.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

As an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may also delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, as permitted by the JOBS Act.

We have broad discretion in the use of the net proceeds from any offerings and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from any offerings and may spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could harm our business and financial condition. Pending their use, we may invest the net proceeds from any offering in a manner that does not produce income or that loses value.

Our management has limited experience in managing the day-to-day operations of a public company and, as a result, we may incur additional expenses associated with the management of our Company.

We only became a public company in October 2020. The management team is responsible for the operations and reporting of the Company. The requirements of operating as a public company are many and sometimes difficult to navigate. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. If we lack cash resources to cover these costs of being a public company in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flow and financial condition after we commence operations.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expense and significant management time and attention.

Certain of our stockholders hold a significant percentage of our outstanding voting securities, which could reduce the ability of minority stockholders to effect certain corporate actions.

Our officers and directors are the beneficial owners of approximately 45% our outstanding voting securities. As a result, they possess significant influence over our elections and votes. As a result, their ownership and control may have the effect of facilitating and expediting a future change in control, merger, consolidation, takeover or other business combination, or encouraging a potential acquirer to make a tender offer. Their ownership and control may also have the effect of delaying, impeding, or preventing a future change in control, merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Once our common stock is quoted, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.

Our Second Amended and Restated Certificate of Incorporation contains an exclusive forum provision for certain claims, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Second Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, New York shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or the Company’s shareholders or (c) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said court having personal jurisdiction over the indispensable parties named as defendants therein. This provision may limit a shareholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with the company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims. This provision does not apply to actions arising under the Exchange Act or Securities Act.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline. In addition, our board of directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Anti-takeover provisions in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

The Company’s certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Furthermore, the Board of Directors has the ability to increase the size of the Board and fill newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

Our common stock may become subject to the SEC’s penny stock rules and accordingly, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	Make a special written suitability determination for the purchaser;

•	Receive the purchaser’s prior written agreement to the transaction;

•	Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

Although our common stock is not currently subject to these rules, it were to become subject to such rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located in leased premises of approximately 1,250 square feet at 725 N. Hwy A1A, Suite C-106, Jupiter, FL 33477. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, the defendants filed their answer and asserted a counter claim repeating the same claims that caused the Company to file their suit. Subsequently, the Company moved for judgement on the pleadings to dismiss the defendant’s counterclaim in its entirety. That motion has been fully briefed and is pending adjudication. The Company intends to vigorously contest the claims.

On July 6, 2020, Brian Menke (the “Plaintiff”) brought an action in Nevada District court seeking to enforce a judgement that he had obtained in 2012 against Krista Whitley, the former owner and manager of Magical Beasts LLC., in the amount of $250,000. In July 2020, the Plaintiff brought a claim in Nevada State Court to impute such judgement to the Company’s wholly owned subsidiary, Magical Beasts, LLC. On August 6, 2020, the court imputed the judgement to Magical Beasts and advised the Company that before paying any funds to Ms. Whitley, they must first satisfy the judgement to the Plaintiff. On October 12, 2020, the Company, Ms. Whitley and the Plaintiff reached an agreement whereby the Company and Ms. Whitley agreed that of the $1,000,000 payable by the Company to Ms. Whitley in connection with its acquisition of Magical Beasts, the first $336,450 would be paid to the Plaintiff. In November, the Company made a cash payment of $300,000 to the Plaintiff and issued 8,500 shares of its common stock valued at $36,450. Plaintiff agreed to withdraw the case against Magical Beasts without prejudice and the matter is now settled.

On January 25, 2021, the Company entered into an Omnibus Amendment to: (1) the Confidential Membership Interest Purchase Agreement, dated February 21, 2020; (2) the Sales Distributor Agreement, dated February 21, 2020; and (3) the Executive Employment Agreement, dated March 31, 2020 (the “Agreements”). Pursuant to the Omnibus Amendment, the parties (i) acknowledge that the Company has fully satisfied its obligation of $334,000 to the Plaintiff as Ms. Whitley’s judgment creditors; (ii) agree that in satisfaction of the remaining balance due to Ms. Whitley under the Agreements, she is to be paid $150,000 in cash instead of $650,000 and, starting April 1, 2020, shall be entitled to individually market and sell the Bella line of products remaining in the Company’s inventory, as identified in the Omnibus Amendment, and the Company will relinquish its rights to the Bella brand; (iii) agree that the number of shares issuable upon exercise of the common stock purchase options granted to Ms. Whitley under the Agreements shall be reduced from 250,000 to 185,000, Ms. Whitely may utilize a cashless exercise feature to exercise such options, subject to a six (6) month holding period on the shares, and Ms. Whitley shall not be permitted to sell an amount of shares in any week which exceeds 10% of the Company’s total weekly trading volume in the prior week; (iv) agree that Ms. Whitley’s Employment Agreement shall terminate on March 31, 2021 and shall not renew; and (v) acknowledge that Ms. Whitley has been paid $5,541.50 for unreimbursed expenses on or about December 30, 2020. There will be no adverse impact to the financial statements or financial position of the company related to this matter given the offset of the balance of the $1,000,000 note payable already recorded.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market LLC under the symbol JUPW and its warrants are traded under the symbol JUPWW.

The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
2021 Fiscal Year: First Quarter Ended March 31, 2021	$7.98	$4.56

2020 Fiscal Year:
Fourth Quarter Ended December 31, 2020*	$8.35	$3.73

* The Company began trading on October 30, 2020. On April 1, 2021, the common stock closed at $4.75.

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

As of April 5, 2021, there were 58 shareholders of record.

Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of our Board of Directors, after our taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. No dividends may be declared or paid on our common shares, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on our shares of preferred stock, if any.

Issuance of Securities

On November 16, 2020, the Company entered into an endorsement agreement (the “Endorsement Agreement”) with Tee-2-Green Enterprises Limited (“Tee-2-Green”), pursuant to which the Company received the exclusive right and license to utilize Ernie Els’ (the “Player”) name, likeness, photographs, and endorsements in the advertising, promotion, distribution and sale of the Company’s products, including products in the CaniSun, CaniSkin and CaniDermRX lines. The Endorsement Agreement has a term of three (3) years (the “Contract Period”), which commenced on November 10, 2020, unless extended by mutual agreement of the parties or sooner terminated. Beginning one (1) year prior to the end of the Contract Period, and for a period of six (6) months thereafter (the “Exclusive Negotiating Period”), the parties shall negotiate exclusively with one another as regards to extension of the Endorsement Agreement. In the event that the parties are unable to conclude a binding agreement as regards to an extension of the Endorsement Agreement during the Exclusive Negotiating Period, either party shall be entitled to enter into negotiations with any third party as regards the subject matter of the Endorsement Agreement and conclude any agreement with any third party for the period following the Contract Period.

Pursuant to the Endorsement Agreement, the Company issued to Tee-2-Green 50,000 shares of the Company’s common stock and warrants to purchase 50,000 shares of the Company’s common stock at a purchase price of $3.90 per share, which was the trading price of the common stock at such time. The warrants are exercisable at any time within five (5) years from the date of issuance thereof.

On November 30, 2020, the Company entered into and closed on a share exchange agreement (the “Exchange Agreement”) with SRM Entertainment, LTD, a Hong Kong Special Administrative Region of the People's Republic of China limited company (“SRM”) and wholly owned subsidiary of Vinco Ventures, Inc., a Nevada corporation formerly known as Edison Nation, Inc. (“Vinco”), and the shareholders of SRM set forth in the Exchange Agreement (the “SRM Shareholders”), pursuant to which the Company acquired 100% of the shares of SRM’s common stock (the “SRM Common Stock”) from the SRM Shareholders in exchange for 200,000 shares of the Company’s common stock, subject to a leak out provision and escrow of 50,000 shares of the Company’s common stock. SRM is involved in the sale of merchandise at amusement parks and has licenses which allow the Company to sell its other products in these amusement parks. As a result, the Company is currently developing a new line of non-CDB infused suncare products for sale in these parks. Upon closing, and pursuant to the Exchange Agreement, the Company delivered 150,000 shares of its common stock to SRM and placed 50,000 shares in escrow (“Escrow Shares”). Pursuant to the Exchange Agreement, the Company shall release the Escrow Shares upon SRM generating $200,000 in cash receipts and revenue prior to January 15, 2021. Pursuant to the Exchange Agreement, the Company assumed all of the financial obligations of SRM, as well as its four employees and offices in Hong Kong. We expect to close the office in Hong Kong over the next few months as the employees are largely working remotely. As a result of the Exchange Agreement, SRM became a wholly-owned subsidiary of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

On April 22, 2020, our Board of Directors and majority shareholders approved the Jupiter Wellness, Inc. 2020 Equity Incentive Plan (the “Plan”), to be administered by our Compensation Committee. Pursuant to the Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the Plan, a maximum of 1,183,950 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations together with our consolidated financial statements and the notes thereto appearing elsewhere in this document. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors,” "Cautionary Statement regarding Forward-Looking Statements" and elsewhere in this Prospectus. Please see the notes to our Financial Statements for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

Forward Looking Statements

This annually report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annually report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annually report.

In this annually report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annually report and unless otherwise indicated, the terms “we”, “us”, “our”, "JUPW" and the “Company” mean Jupiter Wellness, Inc.

Company Overview

We were originally incorporated in the State of Delaware on October 24, 2018. Our principal business address is 725 N. Hwy A1A, Suite C-106, Jupiter, FL 33477.

Jupiter Wellness, Inc. is a cutting-edge developer of cannabidiol (CBD) based medical therapeutics and wellness products. The Company’s clinical pipeline of prescription CBD-enhanced skin care therapeutics address indications including eczema, burns, herpes cold sores, and skin cancer. We are in the early stage of manufacturing, distributing, and marketing a diverse line of consumer products infused with CBD. We have a proprietary, line of products: CaniSun, CaniSkin and CaniDermRX. Under the CaniSun brand, we are marketing patent pending CBD-infused sun care lotion formulas containing various sun protection factors, or SPFs. In addition, we are exploring the use of CBD with other prescription and/or over-the-counter, or OTC, consumer products that have potentially therapeutic and medical applications. Specifically, we are exploring the use of such topical solutions for the treatment of eczema, dermatitis (JW-100), and actinic keratosis (JW-_100), a non-prescription lotion/lip balm (JW-200) for the treatment of symptoms of cold sores, and a prescription product for the treatment of burns (JW-101). The CaniDermRX (JW-100) topical solution for the treatment of eczema dermatitis is the lead product candidate and will be further tested in humans as an investigational cosmetic ingredient followed by clinical trials subject to the regulations of the United States Food and Drug Administration (“FDA”) under an investigational new drug, or IND, application. In February 2021, we announced the results of our novel Cannabidiol-Aspartame combination treatment JW-100 clinical trial which has shown it significantly Reduces ISGA Score in Eczema patients. A double blinded placebo controlled interventional study was conducted. Subjects were assigned to apply, at home, one of three treatments: JW-100 (a CBD and aspartame combination topical formulation), a CBD only topical formulation, or a placebo topical formulation. After 14 days, the average reduction in the Investigators Static Global Assessment (ISGA) score was calculated for each group. Additionally, the proportion of subjects achieving (ISGA) score 0 (clear) or 1 (almost clear) with at least 2 grade improvement from baseline was recorded for each arm of the study. 50% of subjects in the JW-100 arm achieved ISGA clear or almost clear (1 or 2) with at least a 2-grade improvement from baseline after treatment versus 20% and 15% in the CBD-only and placebo arms, respectively. The percentage of subjects achieving clear or almost clear with at least a 2-grade improvement from baseline was found to be statistically significant (p=0.028). JW-100, a novel topical formulation containing CBD and aspartame, was shown to significantly reduce ISGA score in atopic dermatitis patients after two weeks of use. The combination of CBD and aspartame was more effective at reducing ISGA scores than CBD alone.

In parallel, we plan to initiate the development of other products. We originally anticipated developmental studies to be completed in 2020, however, these studies were delayed due to COVID-19. We are also actively seeking to acquire or license products in the OTC skin care market that can be infused with CBD and marketed under our CaniSkin and CaniDermRX brand names. There can be no assurances that we will acquire or enter into such partnership or licensing agreements.

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

We expect to continually update and expand upon our corporate website and further refine our online retail strategies on an ongoing basis. Jupiterwellness.com is our primary corporate website, which will serve as the primary source of information about us for investors and contain press releases, clinical trial pipeline, lab reports, blog posts, and additional information about each of our brands. We anticipate that each brand will have its own front-facing website dedicated to retail sales and brand specific information. For example, our line of sun care products, CaniSun, has its own website at CaniSun.com and allows for online retail purchase of the entire product line. As we expand our brands (CaniSkin and CaniDermRX), we anticipate utilizing the same strategy and dedicating a new e-commerce website to each brand moving forward. We are also building a website dedicated to servicing our wholesale and larger distributor clients. This website will have more information about each product and provide a central location for larger retailers to find more in-depth information about all of our brands in one place. We plan to leverage our websites with a social media presence across multiple platforms designed to utilize product reviews to increase brand loyalty, brand recognition and sales. The references to our website in this prospectus are inactive textual references only. The information on our website is neither incorporated by reference into this prospectus nor intended to be used in connection with this offering. We also see growth potential in developing retail locations. We intend to utilize cross-promotion marketing campaigns with our products and product category expansion that leverages our existing distribution channels. We have built an e-commerce platform designed to connect us directly to consumers. We use the platform to sell products, educate customers and build brand loyalty.

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

Our first clinical indication is atopic dermatitis (eczema). We have completed manufacturing of formulations containing CBD and aspartame in an FDA-approved CGMP facility and will be initiating clinical trials of an experimental cosmetic ingredient in this indication to determine efficacy. We expect these studies to be completed in 2021 and cost approximately $120,000. We will not make any medicinal or therapeutic claims based on this trial. In parallel, we have initiated development studies to file an investigational new drug (“IND”) application for FDA regulated clinical studies in this indication. We expect the developmental studies to be completed in the first quarter of 2021 and the IND filing to be submitted in the second quarter of 2021. We originally anticipated developmental studies to be completed in the first quarter of 2020, however, these studies were delayed due to COVID-19. The cost of the developmental studies are estimated to be approximately $250,000.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the year ended December 31, 2020 and audited financial statements for the year ended December 31, 2020, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

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

The Company’s performance obligations are satisfied when goods or products are shipped on an FOB shipping point basis as title passes when shipped. Our product is generally paid in advance of shipment or standard net 30 days and we offer no specific right of return, refund or warranty related to our products except for cases of defective products of which there have been none to date.

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

Earnings (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. Warrants are not considered in the calculations for the year ended December 31, 2020 and the year ended December 31, 2019, as the impact of the potential common shares would be to decrease the loss per share.

	2020	2019
Numerator:
Net (loss)	$(6,289,205)	(925,462)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	7,325,708	6,301,219
Denominator for diluted earnings per share	7,325,708	6,301,219
Basic (loss) per share	$(0.86)	(0.15)
Diluted (loss) per share	$(0.86)	(0.15)

Cash

We consider all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as December 31, 2020 and 2019.

Foreign Currency Translation

        Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2020 and 2019 and the cumulative translation gains and losses as of December 31, 2020 and 2019 were not material.

Accounts Receivable

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020 the Company recorded an allowance of $118,761 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of December 31, 2020, the Company had recognized no allowance for doubtful collections.

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

The Company’s deferred tax asset at December 31, 2020 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $936,311 less a valuation allowance in the amount of approximately $936,311. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the years ended December 31, 2020 and 2019.

Research and Development

        The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $308,367 and $108,957 for the year ended December 31, 2020 and 2019, respectively.

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

The value of common stock issued or payable from Inception through December 31, 2020 were based upon the last sales price of our common stock to a third party. From January through September 2019, we had multiple sales of common stock at $0.25 per share. From September through the end of 2019, we sold our stock at $1.00 per share. Issuances and grants throughout 2019 were all based upon the last sales price for sales of our stock for cash to third parties. If and when our shares of common stock are publicly listed, we will use the closing share price on a exchange as a basis for valuing our stock grants.

Recently Issued Accounting Pronouncements

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

Results of Operations

For the year ended December 31, 2020

The following table provides selected financial data about us for the year ended December 31, 2020 and 2019, respectively.

	December 31, 2020	December 31, 2019
Sales	$1,065,665	$6,455
Cost of Sales	624,570	18,024
Gross Profit (Loss)	441,095	(11,569)
Total expenses	6,730,300	913,893
Net Loss	$(6,289,205)	$(925,462)

Revenues

We generated $1,065,665 in revenues for the year ended December 31, 2020 compared to $6,455 revenues for the year ended December 31, 2019. The large increase is due to the Company having only nominal operations during 2019. In 2019, the Company focused its efforts on formulating, testing and manufacturing its sunscreen and skin care products. In 2020, the Company (i) began marketing its skin care and sunscreen products line, (2) acquired Magical Beasts, LLC, which expanded its product offerings, sales and marketing capabilities (3) added additional product lines to its skin care product line, (4) added a line of hand sanitizer, for a combined sales total of $834,812 and acquired SRM Entertainment Ltd which contributed sales of $230,853.

Operating Expenses

We had total operating expenses of $6,730,300 for the year ended December 31, 2020 compared to $913,893 for the year ended December 31, 2019.

Operating expenses for the year ended December 31, 2020 were in connection with our daily operations as follows: (i) marketing expenses of $82,367; (ii) research and development of $308,367; (iii) legal and professional expenses of $837,698, consisting of corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent of $61,797; (v) depreciation and amortization of $103,392; (vi) general and administrative expenses of $1,784,456, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $2,398,140; (viii) an impairment to Goodwill of $308,690; (ix) an impairment to Intangible Assets of $731,628 and (x) net interest expense of $113,765.

We had total operating expenses of $913,893 for the year ended December 31, 2019. Operating expenses were in connection with our daily operations as follows: (i) marketing expenses of $74,145 consisting of internet awareness costs, website development, trade shows and promotional displays; (ii) research and development of $108,957 consisting of product development and formulation and clinical research; (iii) legal and professional expenses of $132,318, consisting of corporate advisory services, registration statement preparation fees, intellectual property fees and general corporate governance fees and trademark fees; (iv) rent of $17,783; (v) stock based compensation of $357,904; (vi) general and administrative expenses of $217,610, consisting of accounting fees, consulting fees, payroll and related taxes, Board of Director fees, patent filing expenses, travel, charitable contributions, meals and entertainment, office supplies and expense and other normal office and administration expenses and (vii) net interest expense of $5,176.

Income/Losses

Net losses were $6,289,205 and $925,462 for the years ended December 31, 2020 and 2019, respectively.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Liquidity and Capital Resources

The Company is in commercialization mode, while continuing to pursue the development of its next generation product as well as new products that are being developed.

We generally require cash to:

•	launch sales initiatives,

•	fund our operations and working capital requirements,

•	develop and execute our product development and market introduction plans,

•	fund research and development efforts, and

•	pay any expense obligations as they come due.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and corresponding notes thereto called for by this item may be found beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

 At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were ineffective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, based on the assessment and control of disclosure decisions currently performed by a small team. The Company plans to expand its management team and build a fulsome internal control framework required by a more complex entity.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report and EGC’s are exempt from this requirement entirely until they are no longer an EGC. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this prospectus are as follows:

Name	Age	Position(s)
Brian S. John	52	Chief Executive Officer and Director
Douglas O. McKinnon	70	Chief Financial Officer
Richard Miller	53	Chief Operating Officer and Director
Dr. Glynn Wilson	73	Chairman, Head of Research and Development
Ryan Allison	40	Vice President of Business Development
Dr. Hector Alila	68	Director
Nancy Torres Kaufman	40	Director
Christopher Marc Melton	49	Director
Byron T. Young	47	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Brian S. John, Chief Executive Officer and Director, is one of our founders and has served as our Chief Executive Officer since October 2018. For the past 20 years, Brian has been an investor and advisor to companies around the globe. He is the founder of Caro Partners, LLC, a financial consulting firm specializing in assisting emerging growth companies primarily in the sub- $100 million space, and has worked with hundreds of companies in dozens of countries over the last 25 years. Mr. John was the Chief Executive Officer of Teeka Tan Products Inc., a sun care company he co-founded in 2004 and later sold. He also serves on the board of directors of The Learning Center at the Els Center of Excellence–a school for children with autism in Jupiter, Florida. In August 2015, Mr. John voluntarily petitioned the United States Bankruptcy Court in the Southern District of Florida (case #15-24036-PGH) for personal bankruptcy under Chapter 7 of the United States bankruptcy Code. The debtor, Mr. John, was discharged in February 19, 2016 and the matter was terminated in April 2017. There were no allegations of fraud made in the proceedings.

Douglas O. McKinnon, Chief Financial Officer, has served as our Chief Financial officer since August 15, 2019. Mr. McKinnon has served as the Chief Executive Officer of AppYea, Inc. since March 2016. Mr. McKinnon has served as a director of Surna, Inc. since March, 2014 and as Surna’s Executive Vice President and Chief Financial Officer since April, 2014. Prior to Surna, Inc., Mr. McKinnon served as Chief Executive Officer of 1st Resource Group, Inc. for four years. Mr. McKinnon's 45+ year professional career includes financial, advisory and operation experience across a broad spectrum of industry sectors, including oil and gas, technology, cannabis and communications. He has served in C-level positions in both private and public sectors, including Chairman and CEO of an American-Stock-Exchange traded company, VP - Chief Administrative Officer of a $12-billion market cap Nasdaq-traded company for which the management team raised over $2.2 billion, CFO of several publicly-held US, Canadian and Australian companies, and CEO/CFO of various other private enterprises. As an entrepreneur, Mr. McKinnon has been involved in organizations ranging from start-up companies using venture capital funding to publicly traded institutional backed companies. Additionally, Mr. McKinnon has extensive merger and acquisition, and turnaround experience.

Richard Miller, Chief Operating Officer and Director, has served as our Chief Operating Officer since October 2018 and served as our Chief Financial Officer from November 2018 until August 2019. Since 2003, Mr. Miller has served as president of Caro Consulting, Inc. a consulting firm that advises emerging growth companies. Over the last twenty years Mr. Miller has provided strategic advice to hundreds of companies across diverse industries. He has assisted C Level executives with expanding, financing and other challenges emerging companies face. Mr. Miller was co-founder of Teeka Tan Suncare Products. Prior to the company’s sale, he was instrumental in the design and launch a full line of boutique sun care products. He is an advocate for school safety and local schools through his grass roots group My School Counts.

Dr. Glynn Wilson, Chairman, Head of Research and Development, has served as one of our directors since November 2018. Mr. Wilson was appointed our Chairman and Head of Research and Development on October 15, 2019. Dr. Wilson previously served as a Director of TapImmune, Inc. from February 2005 until October, 2018 and as Chief Executive Officer from July 2009 through September 2017. Dr. Wilson also served as President of Auriga Laboratories, Inc. from June 1, 2005 through March 13, 2006, and as Chief Scientific Officer from March 13, 2016 through August 25, 2006. He was the Chief Scientific Officer at Tacora Corporation from 1994 to 1997 and was the Vice-President, R&D, at Access Pharmaceuticals from 1997 to 1998. Dr. Wilson was Research Area Head, Cell and Molecular Biology in Advanced Drug Delivery at Ciba-Geigy Pharmaceuticals from 1984-1989 and Worldwide Head of Drug Delivery at SmithKline Beecham from 1989 to 1994. He was a faculty member at Rockefeller University, New York, in the laboratory of the Nobel Laureates, Sanford Moore and William Stein, from 1974 to 1979. Dr. Wilson is a recognized leader in the development of drug delivery systems and has been involved in taking lead products & technologies from concept to commercialization. Dr. Wilson has a Ph. D. in Biochemistry and conducted medical research at The Rockefeller University, New York. Dr. Wilson brings an extensive background of success in corporate management and product development with tenures in both multinational and start-up biotech organizations.

Ryan Allison, Vice President of Business Development, has been a management consultant since 2018 operating his own business. Prior to that, Mr. Allison was a senior partner at Interprise Partners, LLC (“Interprise”) from 2016 to 2018. Interprise is a middle market investment and management group. From 2013 to 2016, Mr. Allison was the chief executive officer of Strategy Associates, a professional services firm specializing in large-scale enterprise technology adoption, purchasing guidance and business strategy development and implementation. Mr. Allison founded Strategy Associates in 2013. Mr. Allison received his B.S. in computer science from The College of New Jersey. He also completed a masters program while a scholar in residence at Oxford University, Mansfield College. Mr. Allison received his MBA from George Mason University.

Dr. Hector Alila, Director, has served as one of our directors since February 2019. Dr. Alila brings 30 years of demonstrated scientific experience in product development and successful management leadership in biopharmaceutical industry. He is the Founding President and Chief Executive Officer of Esperance Pharmaceutical Inc., a clinical stage biopharmaceutical company that has successfully developed novel targeted cancer therapeutics currently in clinical development. Dr. Alila founded Esperance Pharmaceutical, Inc. in 2006. Prior to Esperance, Dr. Alila served as Senior Vice President of Drug Development at Protalex, Inc., where he led the development of a drug currently in clinical trials for treatment of autoimmune diseases. He was previously Vice President of Product Development at Cell Pathways, Inc., where he was responsible for the development cancer drugs, and a director of Biology/pharmacology at GeneMedicine, Inc., where he led product development of gene medicines.  He also held several research, product development and management positions at SmithKline Beecham Pharmaceuticals.  He obtained his Ph.D. in physiology and immunology from Cornell University.

Nancy Torres Kaufman, Director, has served as one of our directors since January 2021. Ms. Kaufman is the Chairman and CEO of Beacon Capital LLC, a New York family office, recently relocated to Jupiter, Florida. Ms. Kaufman officially founded Beacon Capital as her family office and investment platform in 2010 with a focus on investing in life sciences businesses globally. In 2003, Nancy started a mortgage correspondent lending company called Wall St. Mortgage, a first and second lien corresponding lender and brokerage company which book and operations she sold to Countrywide in 2006. In 2004, she joined the investment banking boutique Violy & Co and focused increasingly on her first passion, life sciences. Nancy is a Cuban born and raised entrepreneur focused on bringing venture impact philanthropy into the life science and healthcare space. She left Cuba 1994 for the US unaccompanied as a 14-years old. In 1999, Nancy was awarded a full academic scholarship to the College of St. Elizabeth, consisting of an accelerated medical program with UMDNJ for a Bachelor of Science Major in Biology with a Chemistry minor. Nancy also entered the Women’s Leadership Program at Yale School of Management in 2020.

Christopher Marc Melton, Director, has served as one of our directors since August 2019. Mr. Melton has served as director of SG Blocks, Inc. since November of 2011 and currently serves as the Audit Committee Chairman. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management ("Kingdon") in New York City, where he ran in excess of $1 Billion book in media, telecom, and Japanese investment. Mr. Melton opened Kingdon's office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $1 Billion plus in REIT funds under management.  Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. Mr. Melton is Principal and co-founder of Callegro Investments, a specialist land investor. He currently serves on several Public and Private Boards as well as Chairman of the Audit Committee of a Nasdaq listed company.

Byron T. Young, Director, was appointed as one of our directors in October of 2019. Additionally, Mr. Young has served as Treasurer and Chairman of the Board of Zenergy Brands, Inc. since December 2015. Zynergy brands was a technology company engaged in the energy and utilities space. Zynergy provided building automation systems, retail energy and energy conservation solutions to commercial and industrial users. In 2010, Mr. Young founded Assist Wireless, a wireless communication company, and currently serves as its CEO. Mr. Young founded a retail energy provider in 2005 under the name Young Energy, LLC, which provides electricity and natural gas services to residential and commercial customers in Texas and where Mr. Young currently serves as a senior advisor and board member. In 2001, Mr. Young founded a competitive local exchange carrier (C-LEC) under the name of Extel Enterprises, which was ultimately sold to publicly traded Usurf America, Inc. in 2004.

Term of Office

Our Board is elected annually by our stockholders. Each director shall hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal.

Family Relationships

There are no family relationships among and between the issuer’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than ten percent of any class of the issuer’s equity securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2020.

Board Composition

Director Independence

Our business and affairs are managed under the direction of our Board, which consist of seven members. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors, subject to certain exceptions. In addition, Nasdaq rules require that each member of a listed company’s audit, compensation and nominating and governance committees be independent, subject to certain phase-ins for newly-public companies. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Ms. Kaufman and Messrs. Melton, Alila and Young do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

In making this determination, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Our Board has established Audit, Compensation, and Nominating and Corporative Governance Committees. Our Board may establish other committees to facilitate the management of our business. The composition and functions of the audit committee, compensation committee and nominating and corporate governance committee are described below. Members will serve on committees until their resignation or removal from the Board or until otherwise determined by our Board.

Audit Committee

Our audit committee consists of Mr. Melton, Mr. Alila and Ms. Kaufman, with Mr. Melton serving as the chairman. Our Board has determined that Mr. Melton is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•	helping to ensure the independence and performance of the independent registered public accounting firm;
•	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•	reviewing our policies on risk assessment and risk management;
•	reviewing related party transactions;
•	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Messrs. Melton, Alila and Young with Mr. Young serving as the chairman. The functions of the compensation committee will include:

•	reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;
•	reviewing and recommending that our Board approve the compensation of our directors;
•	reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;
•	administering our stock and equity incentive plans;
•	selecting independent compensation consultants and assessing conflict of interest compensation advisers;
•	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and
•	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Melton and Young with Mr. Young serving as the chairman. The functions of the nominating and governance committee will include:

•	identifying and recommending candidates for membership on our Board;
•	including nominees recommended by stockholders;
•	reviewing and recommending the composition of our committees;
•	overseeing our code of business conduct and ethics, corporate governance guidelines and reporting; and
•	making recommendations to our Board concerning governance matters.

The nominating and corporate governance committee also annually reviews the nominating and corporate governance committee charter and the committee’s performance.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. Our Board focuses on the most significant risks we face our general risk management strategy, and also ensures that risks we undertake are consistent with our Board’s appetite for risk. While our Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

Our amended and restated bylaws provide our Board with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer. The Board currently separates the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. Our Chief Executive Officer, who is also a member of our Board, is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer, sets the agenda for the Board meetings, presides over meetings of the Board and tries to reach a consensus on Board decisions. Although these roles are currently separate, the Board believes it should be able to freely select the Chairman of the Board based on criteria that it deems to be in the best interest of the Company and its stockholders, and therefore one person may, in the future, serve as both the Chief Executive Officer and Chairman of the Board.

Code of Ethics

We have adopted a code of ethics and conduct applicable to all of our directors, officers, employees and all persons performing similar functions. A copy of that code is attached as Exhibit 14.1 to the Registration Statement of which this prospectus forms a part thereof. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed in our public filings with the Commission.

Corporate Governance Guidelines

We have adopted a corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the chairman of the Board and Chief Executive Officer and Chief Financial Officer, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is attached hereto as Exhibit 14.2 to the Registration Statement of which this prospectus forms a part thereof.

Involvement in Certain Legal Proceedings

To our knowledge, except as set forth in the biography of Brian John, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION

No compensation was paid to our principal executive officer and our two other most highly compensated executive officers during the fiscal years indicated below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(4)	Total Compensation ($)
Brian S. John(1)	2020	$114,583	$105,000	$—	$—	$4,000	$223,583
Chief Executive Officer	2019	$—	$5,000	$—	$—	$—	$5,000

Richard Miller(2)	2020	$85,000	$35,000	$—	$—	$4,000	$124,000
Chief Operating Officer and former Chief Financial Officer	2019	$85,000	$5,000	$—	$—	$—	$90,000

Dr. Glynn Wilson(3)	2020	$—	$—	$200,000	$—	$4,000	$204,000
Chairman of the Board and Head of Research and Development	2019	$—	$5,000	$75,000	$—	$—	$80,000

1.	Mr. John was appointed as Chief Executive Officer on October 28, 2018.
2.	Mr. Miller was appointed as Chief Financial Officer on November 1, 2018. Mr. Miller transitioned from Chief Financial Officer to Chief Operating Officer on August 15, 2019.
3.	Dr. Wilson was appointed as a director in November 2018 and as Chairman on October 15, 2019.
4.	Each were paid $4,000 in Director fees

Employment Agreements with Named Officers

On February 1, 2020, we entered into a written employment agreement with Brian John, pursuant to which Mr. John shall serve as our Chief Executive Officer (the “John Employment Agreement”). The John Employment Agreement has an initial term from February 1, 2020 through January 1, 2021, and shall automatically renew for one (1) year periods unless otherwise terminated by either party. Mr. John shall be paid a salary of $150,000 (the “Base Salary”) for the period commencing February 1, 2020 and ending January 1, 2021, with such Base Salary increasing by 10% for each renewal term. Mr. John shall also be entitled to a quarterly cash bonus as follows: 5% of net revenues up to $1 Million; plus 4% of the second $1 Million in net revenues; plus 3% of the third $1 Million in net revenues; plus 2% of the fourth $1 Million in net revenues; plus 1% of all net revenues in excess of $4 Million; provided, that: (i) the bonus is subject to a cap of $2 Million; and (ii) the bonus may be paid, at the election of Mr. John, in cash or shares of our common stock (calculated at the fair market value of such shares as determined by the Board). In the event of Mr. John’s death during the term of the John Employment Agreement, his Base Salary at that time shall be paid to his designated beneficiary, or, in the absence of such designation, to his estate or other legal representative, for three (3) months from the date of death. In addition, all granted but unvested stock options shall immediately vest and all vested but unexercised stock options shall remain exercisable by Mr. John’s designated beneficiary, or, in the absence of such designation, to his estate or other legal representative, through the term of such stock options. In the event of Mr. John’s disability, he shall be entitled to compensation in accordance with our disability compensation practice for senior executives, including any separate arrangement or policy covering him, but in all events he shall continue to receive his Base Salary at the time of his disability for a for a period of three (3) months beginning on the date the disability is deemed to have occurred. In addition, all granted but unvested stock options shall immediately vest and all vested but unexercised stock options shall remain exercisable by Mr. John through the term of such stock options. In the event we terminate the John Employment Agreement without cause, Mr. John shall continue to carry out his responsibilities under the John Employment Agreement for one month and shall be paid his normal Base Salary. In addition, upon such termination without cause, we shall pay Mr. John a lump sum equal to his entire remaining Base Salary under the John Employment Agreement, all granted but unvested stock options shall immediately vest and all vested but unexercised stock options shall remain exercisable by Mr. John through the term of such stock options. In the event of a Change in Control or Attempted Change in Control, each as defined in the John Employment Agreement attached hereto as Exhibit 10.8, during the term of the John Employment Agreement, Mr. John shall have the right to terminate the John Employment Agreement upon thirty (30) days’ written notice given at any time within one year after the occurrence of such event, and Mr. John shall be entitled to the same compensation as if the John Employment Agreement was terminated without cause.

On February 1, 2020, we entered into a written employment agreement with Richard Miller, pursuant to which Mr. Miller shall serve as our Chief Operating Officer (the “Miller Employment Agreement”). The Miller Employment Agreement has a term of one (1) year and shall automatically renew for one (1) year periods unless otherwise terminated by either party. Mr. Miller shall be paid a salary of $125,000 (the “Miller Base Salary”) for the period commencing February 1, 2020 and ending February 1, 2021, with such Miller Base Salary increasing by 10% for each renewal term. Mr. Miller shall also be entitled to a quarterly cash bonus as follows: 5% of net revenues up to $1 Million; plus 4% of the second $1 Million in net revenues; plus 3% of the third $1 Million in net revenues; plus 2% of the fourth $1 Million in net revenues; plus 1% of all net revenues in excess of $4 Million; provided, that: (i) the bonus is subject to a cap of $2 Million; and (ii) the bonus may be paid, at the election of Mr. Miller, in cash or shares of our common stock (calculated at the fair market value of such shares as determined by the Board). In the event of Mr. Miller’s death during the term of the Miller Employment Agreement, his Miller Base Salary at that time shall be paid to his designated beneficiary, or, in the absence of such designation, to his estate or other legal representative, for three (3) months from the date of death. In addition, all granted but unvested stock options shall immediately vest and all vested but unexercised stock options shall remain exercisable by Mr. Miller’s designated beneficiary, or, in the absence of such designation, to his estate or other legal representative, through the term of such stock options. In the event of Mr. Miller’s disability, he shall be entitled to compensation in accordance with our disability compensation practice for senior executives, including any separate arrangement or policy covering him, but in all events he shall continue to receive the Miller Base Salary at the time of his disability for a for a period of three (3) months beginning on the date the disability is deemed to have occurred. In addition, all granted but unvested stock options shall immediately vest and all vested but unexercised stock options shall remain exercisable by Mr. Miller through the term of such stock options. In the event we terminate the Miller Employment Agreement without cause, Mr. Miller shall continue to carry out his responsibilities under the Miller Employment Agreement for one month and shall be paid his normal Miller Base Salary. In addition, upon such termination without cause, we shall pay Mr. Miller a lump sum equal to his entire remaining Miller Base Salary under the Miller Employment Agreement, all granted but unvested stock options shall immediately vest and all vested but unexercised stock options shall remain exercisable by Mr. Miller through the term of such stock options. In the event of a Change in Control or Attempted Change in Control, each as defined in the Miller Employment Agreement attached hereto as Exhibit 10.9, during the term of the Miller Employment Agreement, Mr. Miller shall have the right to terminate the Miller Employment Agreement upon thirty (30) days’ written notice given at any time within one year after the occurrence of such event, and Mr. Miller shall be entitled to the same compensation as if the Miller Employment Agreement was terminated without cause.

On August 5, 2019 (the “McKinnon Execution Date”), we entered into a written employment agreement with Douglas McKinnon, pursuant to which Mr. McKinnon shall serve as our Chief Financial Officer (the “McKinnon Employment Agreement”). Pursuant to the McKinnon Employment Agreement, we shall grant Mr. McKinnon up to 300,000 shares of our common stock, whereby 100,000 shares shall be granted to Mr. McKinnon and vest on the McKinnon Execution Date, either i) 100,000 shares or ii) an option to purchase 100,000 shares, issued pursuant to our contemplated equity incentive plan, shall be granted to Mr. McKinnon on the first anniversary of the McKinnon Execution Date, and either i) 100,000 shares or ii) an option to purchase 100,000 shares, issued pursuant to our contemplated equity incentive plan, shall be granted to Mr. McKinnon on the second anniversary of the McKinnon Execution Date. The McKinnon Employment Agreement has a term of three (3) years and shall automatically renew for one (1) year periods unless otherwise terminated by either party. Mr. McKinnon shall be paid a salary in an amount commensurate with his position and responsibilities at similar companies, subject to the mutual agreement between us and Mr. McKinnon. In the event we terminate the McKinnon Employment Agreement without cause, we shall pay to Mr. McKinnon his base salary, including participation in all benefit programs, for one (1) year or the remainder of the then-current term, whichever is more. In the event of either i) a change of control of the Company or ii) we change the responsibilities of Mr. McKinnon, Mr. McKinnon shall have the option to terminate the McKinnon Employment Agreement and shall be entitled to all compensation remaining to be paid during the then-current term of the McKinnon Employment Agreement plus an additional one-year period. During 2020, Mr. McKinnon was issued 200,000 shares of the Company’s common stock representing the 100,000 shares due for 2019 and 100,000 shares due for 2020.

Employment Agreements with Senior Management

On October 15, 2019, (the “Wilson Execution Date”), we entered into a written employment agreement with Dr. Glynn Wilson, pursuant to which Dr. Wilson shall serve as our Chairman of the Board and Head of Research and Development (the “Wilson Employment Agreement”). Pursuant to the Wilson Employment Agreement, we shall grant Dr. Wilson up to 800,000 shares of our common stock, whereby 300,000 shares shall be granted to Dr. Wilson and vest on the Wilson Execution Date, either i) 200,000 shares or ii) an option to purchase 200,000 shares, issued pursuant to our contemplated equity incentive plan, shall be granted to Dr. Wilson on the first anniversary of the Wilson Execution Date, and either i) 200,000 shares or ii) an option to purchase 200,000 shares, issued pursuant to our contemplated equity incentive plan, shall be granted to Dr. Wilson on the second anniversary of the Wilson Execution Date. The Wilson Employment Agreement has a term of three (3) years and shall automatically renew for one (1) year periods unless otherwise terminated by either party. In the event we terminate the Wilson Employment Agreement without cause, we shall pay to Dr. Wilson his base salary, including participation in all benefit programs, for one (1) year or the remainder of the then-current term, whichever is more. In the event of either i) a change of control of the Company or ii) we change the responsibilities of Dr. Wilson, Dr. Wilson shall have the option to terminate the Wilson Employment Agreement and shall be entitled to all compensation remaining to be paid during the then-current term of the Wilson Employment Agreement plus an additional one-year period.

During 2020, Dr. Wilson was issued 500,000 shares of the Company’s common stock representing the 300,000 shares due for 2019 and 200,000 shares due for 2020.

Stock Incentive Plan

On April 22, 2020, our Board of Directors and majority shareholders approved the Jupiter Wellness, Inc. 2020 Equity Incentive Plan (the “Plan”), to be administered by the our Compensation Committee. Pursuant to the Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the Plan, a maximum of 1,183,950 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the Plan.

Outstanding Equity Awards at Fiscal Year-End

In connection with the employment agreements described above, Mr. McKinnon, our CFO, and Dr. Wilson, our Chairman, were granted 100,000 shares and 300,000 shares, respectively, of our common stock during the year ended December 31, 2019 which were not issued as of December 31, 2019. Additionally, in connection with the employment agreements, Mr. McKinnon and Dr. Wilson were granted 100,000 shares and 200,000 shares, respectively, of our common stock during the year ended December 31, 2020. During 2020, Mr. McKinnon and Dr. Wilson were issued 200,000 and 500,000 shares of the Company’s common stock, respectively.

There were no outstanding equity awards as of December 31, 2020.

Director Compensation

During the year ended December 31, 2018 we did not pay any compensation to our Directors. The following table sets forth the amounts paid to Directors during the years ended December 31, 2020 and 2019.

Directors	2020 2019
Brian John	$4,000 5,000
Richard Miller	$4,000 5,000
Glynn Wilson	$4,000 5,000
Hector Alila	$4,000 4,000
Tim Glynn	$4,000 4,000
Christopher Melton	$4,000 2,000
Byron Young	$4,000 1,000
$28,000 26,000

Agreements with Directors

On February 25, 2019 (the “Alila Execution Date”), we entered into an independent director’s agreement with Dr. Hector Alila, pursuant to which Dr. Alila shall serve as one of our directors (the “Alila Agreement”). Pursuant to the Alila Agreement, we shall pay Dr. Alila $1,000 per quarter, per annum. Additionally, we shall issue to Mr. Alila an option to purchase 33,330 shares of our common stock on the Alila Execution Date and for each additional year Dr. Alila serves as a director (the “Alila Options”). The Alila Options shall have a three (3) year term and an exercise price of $0.25 per share and shall be issued on each anniversary date of his election.

On March 13, 2019 (the “Glynn Execution Date”), we entered into an independent director’s agreement with Timothy Glynn, pursuant to which Mr. Glynn shall serve as one of our directors (the “Glynn Agreement”). Pursuant to the Glynn Agreement, we shall pay Mr. Glynn $1,000 per quarter, per annum. Additionally, we shall issue to Mr. Glynn an option to purchase 50,000 shares of our common stock on the Glynn Execution Date and for each additional year Mr. Glynn serves as a director (the “Glynn Options”). The Glynn Options shall have a three (3) year term and an exercise price of $0.25 per share and shall be issued on each anniversary date of his election. Mr. Glynn resigned from the board of directors, effective January 15, 2021.

On July 29, 2019 (the “Melton Execution Date”), we entered into an independent director’s agreement with Christopher Melton, pursuant to which Mr. Melton shall serve as one of our directors and our Audit Committee Chairperson (the “Melton Agreement”). Pursuant to the Melton Agreement, we shall pay Mr. Melton $1,000 per quarter, per annum. Additionally, we shall issue to Mr. Melton an option to purchase 33,000 shares of our common stock on the Melton Execution Date and for each additional year Mr. Melton serves as a director (the “Melton Options”). The Melton Options shall have a three (3) year term and an exercise price of $0.25 per share and shall be issued on each anniversary date of his election.

On January 20, 2021 (the “Kaufman Execution Date”), we entered into an independent director’s agreement with Nancy Torres Kaufman, pursuant to which Ms. Kaufman shall serve as one of our directors and one of our audit committee members (the “Kaufman Agreement”). Pursuant to the Kaufman Agreement, we shall pay to Ms. Kaufman as director’s fee of $20,000 per annum. Additionally, we issued to Ms. Kaufman an option to purchase 20,000 shares of our common stock on the Kaufman Execution Date and for each additional year she serves as a director (the “Kaufman Options”). The Kaufman Options shall have a three (3) year term, an exercise price equal to the current market price of the Company’s common stock on the date of issuance, and shall be issued on each anniversary date of her election.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group beneficially owning more than 5% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of March 31, 2021. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Jupiter Wellness, Inc., 725 N. Hwy A1A, Suite C-106, Jupiter, FL 33477.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		% of Shares of Common Stock Beneficially Owned
Directors and Officers:

Brian S. John Chief Executive Officer and Director	2,990,000		28.1%

Doug McKinnon Chief Financial Officer	200,000		1.9%

Richard Miller Chief Operating Officer and Director	1,150,000		10.8%

Glynn Wilson Chairman and Head of Research and Development	800,000		7.5%

Ryan Allison Vice President of Business Development	25,000	(1)	0.2%

Dr. Hector Alila Director	66,660	(2)	0.5%

Nancy Kaufman Director	20,000	(3)	0.1%

Christopher Melton Director	66,000	(4)	0.5%

Byron Young* Director	84,926	(5)	0.7%

All officers and directors (8 persons)	5,402,586		45.0%

*The shares of common stock are owned by BBBY Ltd. of which Mr. Young is a beneficiary.

(1) Includes 25,000 shares issuable upon exercise of options.
(2) Includes 66,660 shares issuable upon exercise of options.
(3) Includes 20,000 shares issuable upon exercise of options.
(4) Includes 66,000 shares issuable upon exercise of options.
(5) Includes 50,000 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 20, 2019, we issued a Twenty-Five Thousand Dollar ($25,000) convertible promissory note (the “Caro Note”) for funds lent by Caro Partners, LLC, a consulting company owned by our Founder, Chief Executive Officer and director, Brian S. John. The term of the Caro Note is one year. The interest rate is ten percent (10%) non-compounded and payable semi-annually. The Caro Note is convertible at any time by the Note holder at a conversion price of $0.25 per share of common stock. The Caro Note was paid in full in September 2019. As a result, no value was allocated to the conversion feature.

On July 25, 2019, we issued a Fifty Thousand Dollars ($50,000) convertible promissory note the (“Wilson Note”) for funds lent by Dr. Glynn Wilson, one of our directors. The term of the Wilson Note is one year. The interest rate is ten percent (10%) non–compounded and payable semi-annually. The Wilson Note is convertible at any time by the holder at a conversion price of $0.25 per share of common stock. Subsequent to September 30, 2020, the Wilson Note was converted into 200,000 shares of the Company’s common stock.

On December 31, 2019, the Company issued a convertible promissory note for $250,000 to an entity run by a consultant of the Company. The note has a term of one year, an annual interest rate of eight percent (8%), payable semi-annually, and convertible into the Company’s common stock at any time by the holders at a conversion price of $3.00 per share. Subsequent to September 30, 2020, the Company has paid the $250,000 principal balance of this note and related accrued interest.

During the year ended December 31, 2020, the Company issued nine convertible promissory notes totaling $1,075,000 (the “2020 Notes”) as follows:

Amount		Dated
$25,000[1]		01/02/20
250,000[2]		01/23/20
300,000[1]		03/09/20
50,000[2]		05/01/20
50,000[2]		05/27/20
50,000[2]		05/27/20
100,000[3]		06/24/20
125,000	[4]	09/11/20
125,000	[4]	09/16/20
$1,075,000

1.	Issued to a non-affiliate.
2.	Issued to a Secured and Collateralized Lending LLC, an entity run by a consultant of the Company.
3.	Issued to BBBY, Ltd, an LLC of which Byron Young, a Company Director, is a manager and a member.
4.	Issued to Asia Pacific Partners Inc., an entity run by a consultant of the Company. Subsequent to September 30, 2020, the Company paid the balance of the note.

All of the 2020 Notes have a one-year term and accrue interest at an annual interest rate of eight percent (8%) non compounded and payable semi-annually. The Notes are convertible into the Company’s common stock at any time by the note holder at a conversion price of $3.00 per share, which is considered as the fair value of the Company’s common stock based on the arm’s length equity transactions since at the time of issuance, there was no open market for the Company’s common stock.

In November 2020, the $300,000 note was converted into 100,000 shares of the Company’s common stock along with a payment of $16,067 for accrued interest. Additionally, in November 2020 the $250,000 note plus accrued interest was paid in full by cash payments totaling 267,177 and the two $125,000 notes plus accrued interest of $2,778 were paid in full for total cash payments of $252,778.

The following table sets forth a summary of the Company’s convertible promissory notes activity for the years ended December 31, 2020 and 2019:

Balance December 31, 2018	$-
2019 Notes	325,000
Payments on Notes	(25,000)
Balance December 31, 2019	300,000
2020 Notes	1,075,000
Conversion of Notes	(350,000)
Payments on Notes	(500,000)
Balance December 31, 2020	$525,000

At December 31, 2020 and 2019 the aggregate outstanding balance of the convertible notes payable (the “Convertible Promissory Notes”) was $525,000 and $300,000, respectively.

Subsequent to December 31, 2020, all of the remaining notes were converted into shares of the Company’s common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees totaling $52,075 and $16,700 were paid to M&K CPAS during the year ended December 31, 2020 and 2019, respectively.

No other fees were paid to M&K CPAS.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description

(a)	Exhibits.
1.1	Form of Underwriting Agreement, incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.1 to Jupiter Wellness, Inc.’s Form 1-A filed with the Securities and Exchange Commission on June 21, 2019.
3.2	Bylaws, incorporated herein by reference to Exhibit 2.2 to Jupiter Wellness, Inc.’s Form 1-A filed with the Securities and Exchange Commission on June 21, 2019.
3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
3.4	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
3.5	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
4.1	Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
4.2	Representative’s Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
4.3	Form of Warrant included in Unit, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
4.4	Form of Warrant Agent Agreement, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.1	Common Stock and Warrant Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.2	Independent Director’s Contract between the Company and Dr. Hector Alila, dated February 25, 2019, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.3	Independent Director’s Contract between the Company and Timothy G. Glynn, dated March 13, 2019, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.4	Independent Director’s Contract between the Company and Christopher Melton, dated July 29, 2019, incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement filed with the SEC on July 14, 2020).
10.5	Employment Agreement with Douglas O. McKinnon, dated August 5, 2019, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed with the SEC on July 14, 2020).
10.6	Form of Regulation A Subscription Agreement, incorporated herein by reference to Exhibit 4.1 to Jupiter Wellness, Inc.’s Form 1-A/A filed with the Securities and Exchange Commission on August 19, 2019.
10.7	Employment Agreement with Dr. Glynn Wilson, dated October 15, 2019, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.8	Employment Agreement with Brian John, dated February 1, 2020, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.9	Employment Agreement with Richard Miller, dated February 1, 2020, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.10	2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.11	Confidential Membership Interest Purchase Agreement dated February 20, 2020 by and between Jupiter Wellness, Inc., Magical Beasts LLC. and Krista Whitley, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.12	Sales Distribution Agreement dated February 20, 2020 between Jupiter Wellness Inc. and Ayako Holdings, Inc., incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.13	Distribution Agreement, dated November 5, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2020.
10.14	Endorsement Agreement, dated November 10, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2020.
10.15	Share Exchange Agreement, dated November 30, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 3, 2020.
10.16	Independent Director’s Agreement, dated January 20, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2021.
10.17	Omnibus Amendment dated January 25, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2021.
10.18	First Amendment to Common Stock Option Agreement dated January 25, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2021.
10.19	Employment Agreement dated as of January 20, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2021.
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
14.2	Corporate Governance Guidelines, incorporated by reference to Exhibit 14.2 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith.

JUPITER WELLNESS, INC.

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and

Stockholders of Jupiter Wellness, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jupiter Wellness, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring net losses which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Intangibles and Goodwill

As discussed in Note 6 to the financial statements, the Company evaluates intangibles and goodwill for impairment on an annual basis to determine if an impairment exists.

Auditing management’s evaluation of impairment analysis can be a significant judgment, given the fact that the analysis uses managements estimates on future cash flows derived from the intangibles and goodwill.

To evaluate the appropriateness and accuracy of the impairment determined by management, we examined the estimated future cash flows and management’s assessment of the probability of those future cash flows in conjunction with the historical evidence and signed agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX
April 12, 2021

Index

Jupiter Wellness, Inc.
Condensed Consolidated Balance Sheets
As of December 31, 2020 and 2019
	2020	2019

Assets

Cash	$4,262,168	$531,026
Due from third party	—	400
Inventory	225,924	135,478
Accounts receivable	255,111	1,911
Prepaid expenses	92,788	25,000
Right of use assets	29,157	49,974
Other	123,116	2,000
Total current assets	4,988,264	745,789

Fixed assets, net of accumulated depreciation of $8,408	35,592	—
Intangible assets, net of accumulated amortization of $103,392	559,800	—
Goodwill	941,937	—
Total assets	$6,525,593	$745,789

Liabilities and Shareholders’ Equity

Accounts Payable	688,835	10,721
Convertible notes payable to related parties	525,000	300,000
Note payable issued in acquisition	691,500	—
Current portion of lease liability	23,754	20,566
Covid 19 SBA Loan	84,578	—
Accrued liabilities	112,001	5,517
Total current Liabilities	2,125,668	336,444

Long-term portion lease liability	6,384	30,137
Total liabilities	2,132,052	366,581

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, of which 10,655,833 and 6,893,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	10,656	6,893
Additional paid-in capital	11,657,286	1,032,511
Common stock payable	—	325,000
Accumulated deficits	(7,274,401)	(985,196)
Total Shareholders’ Equity	4,393,541	379,208

Total Liabilities and Shareholders’ Equity	$6,525,593	$745,789

The accompanying notes are an integral part of these unaudited financial statements

Index

Jupiter Wellness, Inc.
Condensed Consolidated Statement of Operations
For the Years Ended December 31, 2020 and 2019

	2020	2019
Revenue
Sales	$1,065,665	$6,455
Cost of Sales	624,570	18,024
Gross profit	441,095	11,569

Operating expense
General and administrative expenses	5,576,217	908,717

Other income (expense)
Interest income	3,037	1,381
Interest expense	(116,802)	(6,557)
Goodwill and intangible assets impairment	(1,040,318)	—
Total income (expense)	(6,730,300)	(5,176)

Net (loss)	$(6,289,205)	$(925,462)

Net (loss) per share:
Basic	(0.86)	(0.15)

Weighted average number of shares
Basic	7,325,708	6,301,219

The accompanying notes are an integral part of these unaudited financial statements

Index

Jupiter Wellness, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2020 and 2019 (Unaudited)
	Common		Common	Additional
	Stock		Stock	Paid-In	Subscription	Accumulated
	Shares	Amount	Payable	Payable	Receivable	Deficits	Total
Balance, December 31, 2018	5,958,000	$5,958	$—	$238,542	(450)	$(59,734)	$184,316
Common stock issued for cash (net of offering expenses)	935,000	935	—	761,065	—	—	762,000
Collection of subscription receivable	—	—	—	—	450	—	450
Common stock warrants issued as compensation	—	—	—	32,904	—	—	32,904
Common stock payable	—	—	325,000	—	—	—	325,000
Net (loss)	—	—	—	—	—	(925,462)	(925,462)
Balance, December 31, 2019	6,893,000	$6,893	$325,000	$1,032,511	$—	$(985,196)	$379,208

Common Stock options issued in acquisition	—	—	—	156,612	—	—	156,612
Common stock options issued as compensation	—	—	—	251,526	—	—	251,526
Exercise of stock warrants	1,146,000	1,146		487,854	—	—	489,000
Common stock payable issued as compensation	700,000	700	(325,000)	549,300	—	—	225,000
Common Stock issued in Initial Public Offering (net of offering expenses)	933,333	933	—	5,860,353	—	—	5,861,286
Common stock issued for services	475,000	475	—	1,761,650	—	—	1,762,125
Common stock issued from promissory note conversions	300,000	300	—	349,700	—	—	350,000
Common stock issued in debt settlement	8,500	9	—	8,491	—	—	8,500
Common stock issued in endorsement agreement	—	—	—	159,489	—	—	159,489
Common stock issued in acquisition	200,000	200	—	1,039,800	—	—	1,040,000
Net (loss)	—	—	—			(6,289,205)	(6,289,205)
Balance, December 31, 2020	10,655,833	$10,656	$—	$11,657,286	$—	$(7,274,401)	$4,393,541

The accompanying notes are an integral part of these unaudited financial statements

Index

Jupiter Wellness, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2020 and 2019
	2020	2019
Cash flows from operating activities:
Net (loss)	$(6,289,205)	$(925,462)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	2,398,140	357,904
Depreciation and amortization	161,373	—
Changes in current operating assets and liabilities:
Due from third party	400	29,600
Prepaid expenses	(25,683)	(25,000)
Right of use asset	20,817	(49,974)
Accounts receivable	(96,107)	(1,911)
Inventory	44,666	(135,478)
Security deposits and other assets	(1,200)	(2,000)
Goodwill and Intangible assets impairment	1,040,318	—
Accounts payable	788	3,721
Accrued liabilities	33,522	5,157
Lease liability	(20,565)	50,703
Net cash (used in) operating activities	(2,732,736)	(692,740)

Cash flows from investing activities:
Purchase of fixed assets	(44,000)	—
Cash received in acquisition	43,405	—
Net cash paid in acquisition	(245,391)	—
Net cash (used in) investing activities	(245,986)	—

Cash flows from financing activities:
Proceeds from convertible debt	1,075,000	250,000
Proceeds from note payable – related party	—	75,000
Repayment of note payable – related party	—	(25,000)
Proceeds from exercise of warrants	489,000	—
Collection of subscription receivable	—	450
Payments on promissory notes	(500,000)	—
Proceeds from Covid-19 SBA Loan	84,578	—
Payment on debt settlement	(300,000)	—
Proceeds from sales of common stock (net of offering expenses)	5,861,286	762,000
Net cash provided by financing activities	6,709,864	1,062,450

Net increase in cash and cash equivalents	3,731,142	369,710

Cash and cash equivalents at the beginning of the period	531,026	161,316

Cash and cash equivalents at the end of the period	$4,262,168	$531,026

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash acquisition of Magical Beasts, LLC (see note 12)	$1,111,648	$—
Non-cash acquisition of SRM Entertainment, Ltd (see note 13)	$1,229,237	$—

The accompanying notes are an integral part of these unaudited financial statements

Index

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

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

Going Concern Consideration

As of December 31, 2020, the Company had $4,262,168 in cash, accumulated deficit of $7,274,401 and cashflow used in operations of $2,732,736. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) engage in very limited activities without incurring any liabilities that must be satisfied in cash; and (b) offer noncash consideration and seek for equity lines as a means of financing its operations. Additionally, the Company’s plan includes certain scheduled research and development activities and related clinical trials which may be deferred as needed. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness, Inc., a Florida corporation, Magical Beasts, LLC, a Nevada limited liability company and SRM Entertainment, Limited, a Hong Kong private limited company. All intercompany accounts and transactions have been eliminated.

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

Index

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2020.

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

	2020	2019

Numerator:
Net (loss)	$(6,289,205)	$(925,462)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	7,325,708	6,301,219
Denominator for diluted earnings per share	7,325,708	6,301,219
Basic (loss) per share	$(0.86)	$(0.15)
Diluted (loss) per share	$(0.86)	$(0.15)

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

Index

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020 the Company recorded an allowance of $118,761 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of December 31, 2019, the Company had recognized no allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2020 and 2019 and the cumulative translation gains and losses as of December 31, 2020 and 2019 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $308,367 and $108,957 for the year ended December 31, 2020 and 2019, respectively.

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

The Company’s deferred tax asset at December 31, 2020 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $936,311 less a valuation allowance in the amount of approximately $936,311. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the years ended December 31, 2020 and 2019.

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

Index

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

Index

Note 3 - Accounts Receivable

As of December 31, 2020 and 2019, the Company had accounts receivable of $255,111 and $1,911, respectively net of an allowance for doubtful accounts of $118,761 for 2020 and no allowance for 2019.

Note 4 - Prepaid Expenses

As of December 31, 2020 and 2019, the Company had prepaid expenses of $92,788 and $25,000, respectively consisting of deposits and prepayments on purchase orders for 2020 and offering expenses in connection with its Initial Public Offering for 2019.

Note 5 - Inventory

As of December 31, 2020 and 2019, the Company had inventory of $225,924 and $135,478, consisting of finished goods, raw materials and packaging supplies.

Note 6 - Intangible Assets and Goodwill

In connection with the acquisition of Magical Beasts (see Note 12 below), the Company allocated the purchase price to intangible assets as follows:

Tradenames & trademarks	$151,800
Customer base	651,220
Non-compete	154,500
Goodwill	308,690
$1,266,210

The Non-compete has an estimated life of two years, the Customer base has an estimated life of fifteen years and the Tradenames & trademarks and Goodwill have indefinite life and will be reviewed at each subsequent reporting period to determine if the assets have been impaired. At December 31, 2020, Goodwill was analyzed by management, assisted by a third party valuation company, and determined that the Goodwill associated the acquisition of Magical Beasts has been impaired and as a result the Company recognized a charge to earnings of $308,690 in the year ended December 31, 2020. Additionally, the Intangibles were analyzed by management, assisted by a third party valuation company, and determined that the Intangible associated the acquisition of Magical Beasts had also been impaired and as a result the Company recognized an additional charge to earnings of $731,628 in the year ended December 31, 2020. The balance of the Intangible Assets at December, 31, 2020 attributable to Magical Beasts totals $122,501.

Amortization for the year ended December 31, 2020 totaled $103,392.

In connection with the acquisition of SRM Entertainment, Limited (see Note 13 below), the Company allocated the purchase price to intangible assets as follows:

Distribution Agreements	$437,300
Goodwill	941,937
$1,379,237

The Distribution Agreements have an estimated life of six years and Goodwill has an indefinite life and will be reviewed at each subsequent reporting period to determine if the assets have been impaired.

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

On July 25, 2019, the Company issued a Convertible Promissory Note for $50,000 to its Chairman, with a term of one year, an annual interest rate of ten percent (10%), which is non compounded and payable semi-annually, and convertible into the Company’s common stock at any time by the holder at a conversion price of $0.25 per share. The conversion feature was considered the fair value of the Company’s common stock based on the arm’s length equity transactions since there was no open market for the Company’s common stock when issued. As a result, the Company determined that the conversion features contained in this Convertible Promissory Note should carry neither beneficial conversion feature nor derivative liabilities. This note was converted into 200,000 shares of the Company’s common stock along with the cash payment of $7,028 for the accrued interest in December 2020.

On December 31, 2019 the Company issued a Convertible Promissory Note for $250,000 to a related party, with a term of one year, an annual interest rate of eight percent (8%), which is non compounded and payable semi-annually, and convertible into the Company’s common stock at any time by the holders at a conversion price of $3.00 per share, which was considered the fair value of the Company’s common stock based on the arm’s length equity transactions since there is no open market for the Company’s common stock. As a result, the Company determined that the conversion features contained in the Note should carry neither beneficial conversion feature nor derivative liabilities. The note and accrued interest were paid in full in November 2020 with cash payments totaling $267,178.

The 2020 Notes:

During the year ended December 31, 2020, the Company issued nine convertible promissory notes totaling $1,075,000 (the “2020 Notes”) as follows:

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

Index

All of the 2020 Notes have a one-year term and accrue interest at an annual interest rate of eight percent (8%) non compounded and payable semi-annually. The 2020 Notes are convertible into the Company’s common stock at any time by the note holder at a conversion price of $3.00 - $5.00 per share, which is considered as the fair value of the Company’s common stock based on the arm’s length equity transactions since there was yet to be any open market for the Company’s common stock. As a result, the Company determined that the conversion features contained in the 2020 Notes should carry neither beneficial conversion feature nor derivative liabilities.

In November 2020, the $300,000 note was converted into 100,000 shares of the Company’s common stock along with a payment of $16,067 for accrued interest. Additionally, in November 2020 the $250,000 note plus accrued interest was paid in full by cash payments totaling 267,177 and the two $125,000 notes plus accrued interest of $2,778 were paid in full for total cash payments of $252,778.

The following table sets forth a summary of the Company’s convertible promissory notes activity for the years ended December 31, 2020 and 2019:

Balance December 31, 2018	$-
2019 Notes	325,000
Payments on Notes	(25,000)
Balance December 31, 2019	300,000
2020 Notes	1,075,000
Conversions of Notes	(350,000)
Payments on Notes	(500,000)
Balance December 31, 2020	$525,000

A December 31, 2020 and 2019 the aggregate outstanding balance of the convertible notes payable (the “Convertible Promissory Notes”) was $525,000 and $300,000, respectively.

The Company recorded interest expense of $74,326 and $2,181 related to the Convertible Promissory Notes during the years ended December 31, 2020 and 2019. At December 31, 2020, the Company had accrued interest payable of $32,856.

Index

Note 8 - Note Payable Issued in Acquisition

In connection with the Acquisition of Magical Beasts, LLC (see Note 12) the Company issued a non-interest bearing $1,000,000 promissory note, due upon the earlier of i) the closing of a public offering or ii) December 31, 2020. The note has been valued at its discounted amount of $950,427. During the year ended December 31, 2020, the company recognized $49,573 of interest expense for the accretion of the discount.

In August 2020, a Nevada court imputed a judgement of Ms. Whitley (the former owner of Magical Beasts, LLC) to Magical Beasts (see Note 14 Legal proceedings) and advised the Company that before paying any funds under the note to Ms. Whitley, the Company must first satisfy the judgement to the Plaintiff. In October 2020, the Company, Ms. Whitley and the Plaintiff in the judgement action against Ms. Whitley reached an agreement whereby Ms. Whitley agreed that of the $1,000,000 payable to Ms. Whitley, the first $336,450 would be paid to the Plaintiff which the Company has paid in full with a cash payment of $300,000 and the issuance of 8,500 shares of its common stock.

The balance of the note at December 31, 2020 was $691,500.

Note 9 – Covid-19 SBA Loans

During the nine months ended December 31, 2020, the Company applied for and received $28,878 under the Federal Paycheck Protection Program (“PPP”) and $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), both of which are administered through the Small Business Administration (“SBA”). Under the guidelines of the PPP, the SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. Under the guidelines of the EIDL, the maximum term is 30 years; however, terms are determined on a case-by-case basis based on each borrower’s ability to repay and carry an interest rate of 3.75%. The Company has not received any notification from the SBA as to whether the PPP will be forgiven or what terms the EIDL will ultimately be.

Note 10 - Capital Structure

Common and Preferred Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of December 31, 2020 and 2019, the Company had 10,655,833 and 6,893,000 shares of common stock issued and outstanding, respectively, and no shares of its preferred stock were issued and outstanding.

Founder Shares:

During 2018, 5,000,000 shares of the Company’s common stock were issued to the Founders of the Company (“Founder Shares”) for an aggregate amount of $5,000 to the management of the Company, of which $4,550 was collected as of December 31, 2018 and $450 was collected during the year ended December 31, 2019.

Subscription Shares:

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

Regulation A Offering:

On June 21, 2019, the Company filed a Form 1-A Regulation A Offering Statement Under the Securities Act of 1933, as amended, and subsequent amendments thereto on July 29, 2019 and August 19, 2019 (the “Form 1-A”). On September 5, 2019, the Form 1-A was qualified by the Securities and Exchange Commission. Pursuant to the Form 1-A, as of December 31, 2019, the Company has sold 735,000 shares of its common stock, $0.001 par value per share, at a purchase price of $1.00 per share, resulting in gross proceeds of $735,000  before deducting offering expenses of $23,000.

Warrant exercise:

During 2020, all of the 1,158,000 warrants issued in connection with the sale of the Subscription Shares were exercised for cash of $489,000 and utilization of the cashless exercise feature. As a result, the Company issued a total of 1,146,000 shares of its common stock.

Index

Initial Public Offering:

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

Conversion of Convertible Promissory Notes:

During 2020, the Company converted $350,000 of convertible promissory notes into 300,000 shares of its common stock. . The Notes were converted per the terms of the respective Notes and the Company did not recognize any gain or loss on the conversion. (see Note 7 – Convertible Promissory Notes).

Endorsement shares:

In connection with the execution of an Endorsement Agreement with Tee-2-Green, the Company issued 50,000 shares of its common stock valued at $3.94 per share (value at date of the 11/10/20 agreement) for total of stock-based compensation of $197,125.

Consulting Services shares:

During 2020, the Company entered into two Consulting Agreements under the terms of which the Company issued 425,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. The Company recognized a total of $1,565,000 as stock-based compensation in the year ended December 31, 2020.

Whitley Settlement:

In connection with the Settlement of creditors of Ms. Whitley, the former owner of Magical Beasts, LLC (see Note 14 Legal proceedings) the Company issued 8,500 shares of its common stock valued at $8,500.

Officer Shares:

During 2020, the company issued a total of 700,000 shares of its common stock to its Chairman and its CFO of which 400,000 shares valued at $325,000 were recorded as common stock payable and stock-based compensation in 2019. The additional 300,000 shares were valued at $225,000 and recorded as stock-based compensation in 2020. The respective values were determined based upon the last sales of shares of common stock to third parties.

SRM Entertainment Shares:

In connection with the acquisition of SRM Entertainment, Limited (see Note 13 SRM Acquisition) the Company issued 200,000 shares of its common stock valued at $1,040,000 based on the closing Nasdaq price at date of agreement.

The following table sets forth the issuances of the Company’s shares of common stock for the years ending December 31, 2020 and 2019:

Balance December 31, 2018, issued and outstanding	5,958,000
Subscription Shares	200,000
Regulation A Offering Shares	735,000
Balance December 31, 2019, issued and outstanding	6,893,000
Warrant Exercise Shares	1,146,000
Initial Public Offering Shares	933,333
Conversion of Promissory Notes	300,000
Endorsement Shares	50,000
Consulting Services Shares	425,000
Whitley Settlement Shares	8,500
Officer Shares	700,000
SRM Entertainment Acquisition Shares	200,000
Balance December 31, 2020, issued and outstanding	10,655,833

Index

Note 11 - Warrants and Options

Warrants

Subscription Warrants: In connection with the sales of subscription shares of common stock, discussed in Note 10 above, the Company granted the subscribers a total of 1,158,000 warrants to purchase up to 1,158,000 shares of common stock at an exercise price of $0.50 per share, with a term of two years.

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

IPO Warrants: In connection with the sales of shares of common stock under the Company’s Initial Public Offering (“IPO”) and S-1 Registration Statement (see Note 10, Initial Public Offering), the Company issued a total of 1,073,333 warrants consisting of 933,333 warrants issued to the purchasers of the IPO Units and140,000 warrants issued to the Underwriters of the IPO. These warrants have an exercise price of $8.50 per share, with a term of five years.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date. The market price was valued based upon the Nasdaq closing price for shares of the Company’s common stock on the date of issuance.

Reporting Date	Relative Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
11/03/2020	$3,905,739	5	$8.50	$4.90	256%	0.039

Endorsement Warrants: In connection with the execution of an Endorsement Agreement with Tee-2-Green, the Company issued 50,000 warrants with an exercise price of $3.90 and a term of five (5) years.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date. The market price was valued based upon the Nasdaq closing price for shares of the Company’s common stock on the date of issuance.

Reporting Date	Relative Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
11/10/2020	$159,489	5	$3.90	$3.94	261%	0.0041

Index

The following tables summarize all warrant outstanding as of December 31, 2020 and 2019, and the related changes during this period.

	Number of Warrants	Exercise Price
Stock Warrants
Balance at December 31, 2018	958,000	$0.50
Granted	200,000	$0.50
Exercised	—	—
Expired	—	—
Balance at December 31, 2019	1,158,000	0.50
Warrants issued in connection with the IPO	1,073,333	8.50
Exercised	(1,158,000)	0.50
Warrants issued in Endorsement Agreement	50,000	3.90
Balance at December 31, 2020	1,123,333	$8.30
Warrants Exercisable at December 31, 2020	1,123,333	$8.30

During the year ended December 31, 2020 a total of 978,000 warrants were exercised for cash totaling $489,000 and 180,000 were exercised using the cashless formula the number of shares of common stock issued is reduced to 168,000.

Director Options

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

During 2020 certain Directors and a consultant were granted stock options to purchase a total of 211,330 additional shares of the Company’s common stock. The options have a three-year term with an exercise price between $0.25 and $4.49.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

Reporting Date	Number of Options	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Fair Value
2/25/19 – 10/25/19	141,330	3	$0.25 - 3.00	$0.25 - 1.00	194% - 281%	$32,904
2/25/20 – 11/18/20	211,330	3	$0.25 - 4.49	$1.00 - 449	169% - 209%	251,526
	352,600					$284,430

The Company recognized $251,526 and $32,904 as compensation expense in the financial statements for the years ended December 31, 2020 and 2019, respectively. For Pre-IPO options the market price was valued based upon the last price paid by third parties for shares of our common stock and for Post-IPO options the market price was valued at the closing NASQAC price on the date of grant.

At December 31, 2020 the Company has 352,660 Director Options outstanding expiring from February 2022 to November 2023.

Non-Officer and Director Options

In connection with the acquisition of Magical Beasts (see note 12 below) an option to purchase 250,000 restricted shares of our common stock at an exercise price of $1.00 per share valued at $156,612. The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the reporting date. The market price was valued based upon the last price paid by third parties for shares of our common stock.

Reporting Date	Number of Options Granted	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Fair Value
2/21/20	250,000	5	$1.00	$1.00	77%	$156,612

This option is outstanding as of December 31, 2020.

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
1,357,039

In connection with the promissory note above, the Company recognized amortization of the discount on the note as interest expense of $49,573 from the date of closing through December 31, 2020.

In July 2020, certain actions were brought against Magical Beasts as a result of a judgement obtained against Krista Whitley, the former owner, that was imputed to Magical Beasts (see Note 14 – Legal Proceedings). In December, the Company began discussions with Krista Whitley regarding obligations to Ms. Whitley related to the acquisition of Magical Beasts (see Note 15 – Subsequent Events Litigation). In January 2021, the Company executed an Omnibus Agreement which settled all future obligations of the Company.

At December 31, 2020, Goodwill was analyzed by management, assisted by a third party valuation company, and determined that the Goodwill associated with the acquisition of Magical Beasts has been impaired and as a result the Company recognized a charge to earnings of $308,690 in the year ended December 31, 2020. Additionally, the Intangibles were also analyzed by management, assisted by a third party valuation company, and determined that the Intangible associated with the acquisition of Magical Beasts had also been impaired and as a result the Company recognized an additional charge to earnings of $731,628 in the year ended December 31, 2020. The balance of the Intangible Assets at December, 31, 2020 attributable to Magical Beasts totals $122,501.

Index

Supplemental proforma financial information

The following shows the proforma results of operations as if the transaction had occurred effective January 1, 2019.

JUPITER WELLNESS, INC.
PROFORMA BALANCE SHEETS

	December 31, 2020
	Jupiter Wellness, Inc.	Magical			Jupiter Wellness, Inc.
	Consolidated Balance	Beasts, LLC	Proforma Adjustments	Notes	Proforma Balance
Cash	$4,262,168	—	$—		$4,262,168
Current Assets	726,096	—	—		726,096
Total current assets	4,988,264	—	—		4,988,264

Intangible assets	559,800	—	(67,523)	(a)	492,277
Goodwill	941,937	—	—		941,937
Other	35,592	—	—		37,792
Total assets	$6,525,593	—	$(67,523)		$6,458,070

Liabilities	$1,440,552	—	$—		$1,440,552
Note payable issued in acquisition	691,500	—	—		991,100
Total liabilities	2,132,052	—	—		2,132,052

Common stock	10,656	—	—		10,656
Additional paid-in capital	11,657,286	—	—		11,657,286

Accumulated deficits	(7,274,401)	—	(67,523)	(b)	(7,341,924)
Total Shareholders’ Equity	4,393,541	—	(67,523)		4,326,018

Total Liabilities and Shareholders’ Equity	$6,525,593	—	$(67,523)		$6,458,070

	December 31, 2019
	Jupiter Wellness, Inc.	Magical Beasts, LLC			Jupiter Wellness, Inc.
	Reported Balance	Reported Balance	Proforma Adjustments	Notes	Proforma Balance
Cash	$531,026	$849	$(250,000)	(c)	$281,875
Current Assets	214,763	119,550	—		334,313
Total current assets	745,789	120,399	—		616,188

Intangible assets	—	—	907,270	(d)	907,270
Goodwill	—	—	308,690	(d)	308,690
Other
Total assets	$745,789	$120,399	$—		$1,832,148

Liabilities	$366,581	$50,846	$—		$417,427
Note payable issued in acquisition	—	—	964,973	(d)	964,973
Total liabilities	366,581	50,846	964,973		1,382,400

Common stock	6,893	—	—		6,893
Additional paid-in capital	1,032,511	174,951	65,783	(d)	1,273,245
Common stock payable	325,000	—	—		325,000
Accumulated deficits	(985,196)	(105,398)	(64,796)	(e)	(1,155,390)
Total Shareholders’ Equity	379,208	69,553	987		449,748

Total Liabilities and Shareholders’ Equity	$745,789	$120,399	$965,960		$1,832,148

Notes to Proforma Balance Sheets
(a) Additional amortization of intangible assets
(b) Income statement effects of notes (a) and (b) above
(c) $250,000 paid at closing
(d) Allocation of the purchase price to respective assets and paid in capital (net of related amortization)
(e) Income statement effects of additional amortization of intangibles and acquisition note

Index

JUPITER WELLNESS, INC.
PROFORMA STATEMENT OF OPERATIONS

	Year Ended December 31, 2020
	Jupiter Wellness, Inc.	Magical			Jupiter Wellness, Inc.
	Consolidated Balance	Beasts, LLC	Proforma Adjustments	Notes	Proforma Balance
Sales	$1,065,665	$—	$105,404	(a)	$1,171,069
Cost of sales	624,570	—	83,428	(a)	707,998
Gross profit	441,095	—	21,976		463,071

Expenses	6,730,300	—	50,057	(a)(b)	6,782,357

Net Income (loss)	$(6,289,205)	—	$(30,081)		$(6,319,286)

	Year Ended December 31, 2019
	Jupiter Wellness, Inc.	Magical Beasts, LLC			Jupiter Wellness, Inc.
	Reported Balance	Reported Balance	Proforma Adjustments	Notes	Proforma Balance
Sales	$6,455	$121,248	$—		$127,703
Cost of sales	18,024	109,766	—		127,790
Gross profit	(11,569)	11,482	—		(87)

Expenses	913,893	116,880	50,250	(b)	1,081,023
					—
Net Income (loss)	$(925,462)	$(105,398)	$(50,250)		$(1,081,110)

(a) Magical Beasts income and cost of sales prior to closing date
(b) Includes additional amortization of intangibles plus expenses of Magical Beasts prior to closing

Index

Note 13 – Acquisition of SRM Entertainment

On November 30, 2020, Jupiter Wellness, Inc. (the “Company”), entered into and closed on a share exchange agreement (the “Exchange Agreement”) with SRM Entertainment, LTD, a Hong Kong Special Administrative Region of the People's Republic of China limited company (“SRM”) and wholly owned subsidiary of Vinco Ventures, Inc., a Nevada corporation formerly known as Edison Nation, Inc. (“Vinco”), and the shareholders of SRM set forth in the Exchange Agreement (the “SRM Shareholders”), pursuant to which the Company acquired 100% of the shares of SRM’s common stock (the “SRM Common Stock”) from the SRM Shareholders in exchange for 200,000 shares of the Company’s common stock, valued at $1,040,000, subject to a leak out provision and escrow of 50,000 shares of the Company’s common stock. Upon closing, and pursuant to the Exchange Agreement, the Company delivered 150,000 shares of its common stock to SRM and placed 50,000 shares in escrow (“Escrow Shares”). Pursuant to the Exchange Agreement, the Company shall release the Escrow Shares upon SRM generating $200,000 in cash receipts and revenue prior to January 15, 2021. The SRM Shareholders shall forfeit their right to receive the Escrow Shares if SRM does not generate $200,000 in cash receipts and revenue prior to December 31, 2020. Pursuant to the Exchange Agreement, the Company assumed all of the financial obligations of SRM, as well as its employees and offices. As a result of the Exchange Agreement, SRM became a wholly-owned subsidiary of the Company.

Valuation and Purchase Price Allocation:

According to ASC 805, the standard of value to be used in the application of purchase accounting rules is fair value. The Company utilized fair value defined in Statement of Financial Accounting Standard No. 820–10–35–37 Fair Value Measurements and Disclosures. The determination of the fair value of the consideration and related allocation of the purchase price was determined by management of the Company.

The fair value of the consideration is as follows:

Shares of the Company’s common stock issued	200,000
Market value of Company’s common stock (11/30/20 Nasdaq closing price)	$5.20

Total Consideration paid	$1,040,000

Index

Supplemental proforma financial information

The following shows the proforma results of operations as if the transaction had occurred effective January 1, 2018. The Financial Statements of SM Entertainment Ltd have been translated from the Hong Kong Dollars to US Dollars using the currency exchange rate at the date of the respective balance sheets and the average exchange rate during the period as follows:

	9/30/20	12/31/19	12/31/18
Exchange rate at B/S date	7.7500	7.8900	7.8304
Average rate for the period	7.7575	7.8342	7.8377

JUPITER WELLNESS, INC.
PROFORMA BALANCE SHEETS

	December 31, 2020
	Jupiter Wellness, Inc.	SRM	Proforma		Jupiter Wellness, Inc.
	Consolidated Balance	Entertainment, Ltd.	Adjustments	Notes	Proforma Balance
Cash	$4,262,168	—	$—		$4,262,168
Current Assets	726,096	—	—		726,096
Total current assets	4,988,264	—	—		4,988,264

Intangible assets	559,800	—	(145,766)	(b)	414,034
Goodwill	941,937	—	—		941,937
Other	35,592	—	—		35,592
Total assets	$6,525,593	$—	$(145,766)		$6,379,827

Liabilities	$1,440,552	$—	$—		$1,440,552
Note payable issued in acquisition	691,500	—	—		691,500
Total liabilities	2,132,052	—	—		2,132,052

Common stock	10,656	—	—		10,656
Additional paid-in capital	11,657,286	—	—		11,657,286

Accumulated deficits	(7,274,401)	—	(145,766)	(b)	(7,420,167)
Total Shareholders’ Equity	4,393,541	—	(145,766)		(4,247,775)

Total Liabilities and Shareholders’ Equity	$6,525,593	$—	$(145,766)		$6,379,827

	December 31, 2019
	Jupiter Wellness, Inc.	SRM			Jupiter Wellness, Inc.
	Reported Balance	Entertainment, Ltd.	Proforma Adjustments	Notes	Proforma Balance
Cash	$531,026	$190,617	$—		$721,643
Current Assets	214,763	2,289,322	(1,272,673)	(c)	1,231,412
Total current assets	745,789	2,479,939	(1,272,673)		1,935,055

Intangible assets	—	—	364,417	(a)	364,417
Goodwill	—	—	941,937	(a)	941,937
Other		54,108			54,108
Total assets	$745,789	$2,534,047	$33,681		$3,313,517

Liabilities	$366,581	$2,800,728	$(1,272,673)	(c)	$1,894,636

Total liabilities	366,581	2,800,728	(1,272,673)		1,894,636

Common stock	6,893	—	200	(a)	7,093
Additional paid-in capital	1,032,511	428,296	1,370,037	(c)(a)	2,839,844
Common stock payable	325,000	—	—		325,000
Accumulated deficits	(985,196)	(694,977)	(72,883)	(b)	(1,753,056)
Total Shareholders’ Equity	379,208	(266,681)	1,306,354		1,418,881

Total Liabilities and Shareholders’ Equity	$745,789	$2,534,047	$33,681		$3,313,517

Notes to Proforma Balance Sheets
(a) Allocation of purchase price to intangible assets (net of amortization)
(b) Amortization of intangible assets
(c) Elimination of intercompany balances

Index

JUPITER WELLNESS, INC.
PROFORMA STATEMENT OF OPERATIONS

	Year Ended December 31, 2020
	Jupiter Wellness, Inc.	SRM			Jupiter Wellness, Inc.
	Consolidated Balance	Entertainment, Ltd.	Proforma Adjustments	Notes	Proforma Balance
Sales	$1,065,665	$—	$2,727,346	(a)	3,793,011
Cost of sales	624,570	—	2,133,135	(a)	2,757,705
Gross profit	441,095	—	594,211		1,035,306

Expenses	6,730,300	—	572,885	(b)(a)	7,303,185

Net Income (loss)	$(6,289,205)	—	$21,326	(a)(b)	(6,267,879)

	Year Ended December 31, 2019
	Jupiter Wellness, Inc.	SRM			Jupiter Wellness, Inc.
	Consolidated Balance	Entertainment, Ltd.	Proforma Adjustments	Notes	Proforma Balance
Sales	$6,455	$7,046,072	—		7,052,527
Cost of sales	18,024	5,322,227	—		5,340,251
Gross profit	(11,569)	1,723,845	—		1,712,276

Expenses	913,893	3,559,868	72,883	(b)	4,546,644

Net Income (loss)	$(925,462)	$(1,836,023)	(72,883)	(b)	(2,834,368)

(a) SRM Entertainment income and cost for the period prior to closing date
(b) Includes additional amortization of intangibles

Index

Note 14 - Commitments and Contingencies

The Company entered into an office lease dated April 1, 2019 with a primary term of one-year, plus two one-year extension at the Company’s option. The base lease rate during the primary term is $2,000 per month, and the monthly rate during the optional extension will be increased to $2,080 and $2,163, respectively. The Company paid a total of $61,797 and $21,430 in rent and related fees during the years ended December 31, 2020 and 2019, respectively.

Under the new standard for lease reporting, the company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $64,327 representing the present value of the future payments under the lease calculated using a 10% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the three-year life of the lease. The unamortized balances at December 31, 2020 and 2019 were ROU of $29,157 and $49,974, respectively, current lease liability of $23,754 and $20,566, respectively, and non-current lease liability of $6,384 and $30,137, respectively. Additionally, the Company recognized accreted interest expense of $4,153 and $4,377 during the years ended December 31, 2020 and 2019, respectively.

 Legal Proceedings

On July 6, 2020, Brian Menke (the “Plaintiff”) in Nevada court seeking to enforce a judgement that he had obtained in 2012 against Krista Whitley, the former owner and manager of Magical Beasts LLC., in the amount of $250,000. In July 2020, the Plaintiff brought a claim in Nevada State Court to impute such judgement to the Company’s wholly owned subsidiary, Magical Beasts, LLC. On August 6, 2020, the court imputed the judgement to Magical Beasts and advised the Company that before paying any funds to Ms. Whitley, they must first satisfy the judgement to the Plaintiff. On October 12, 2020, the Company, Ms. Whitley and the Plaintiff reached a settlement agreement whereby the Company agreed that of the $1,000,000 note payable to Ms. Whitley, the first $336,450 be paid to the Plaintiff. Ms. Whitley in turn agreed that such payments would be applied to the $1,000,000 owed to Ms. Whitley that was to be paid from the proceeds of the offering and the Plaintiff agreed to withdraw the case against Magical Beasts without prejudice. In November, the Company made a cash payment of $300,000 to the Plaintiff and issued 8,500 shares of its common stock valued at 36,450. The $336,450 was recorded as an offset to the $1,000,000 note.

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, the defendants filed their answer and asserted a counter claim repeating the same claims that caused the Company to file their suit. Subsequently, the Company moved for judgement on the pleadings to dismiss the defendant’s counterclaim in its entirety. That motion has been fully briefed and is pending adjudication. The Company intends to vigorously contest the claims.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Index

Note 15 - Subsequent Events

Convertible Promissory Notes.

At December 31, 2020, the Company had a total of $525,000 plus accrued interest of $32,856 due on convertible promissory notes. In January 2021, the Company received conversion notices from all of the note holders to convert the $525,000 principal balance of its convertible promissory notes plus $35,489 accrued interest, through the date of conversion, into 186,832 shares of the Company’s common stock ($3.00 per share conversion price). The shares were issued in January 2021.

Stock Based Compensation

On January 28, 2021 the Company amended a consulting agreement with a third, under the terms of which, the Company would issue 200,000 restricted shares of its common stock.

In February 2021, the Company granted 11,000 restricted shares of its common stock to an employee under the Company’s Equity Incentive Plan.

Warrants Exercised

In February 2021, Ms. Whitley exercised her 185,000 options (see Litigation below) using the cashless option feature and was issued 159,053 shares of the Company’s restricted common stock in full satisfaction of the option agreement.

Option Exercised

In March 2021, our former Director exercised 50,000 of his options using the cashless option feature and was issued 47,470 shares of the Company’s restricted common stock.

Summary of Issuances of Shares of Common Stock Subsequent to December 31, 2020

Shares Issued and Outstanding:
Balance, December 31, 2020	10,655,833
Conversion of convertible promissory notes	186,832
Shares issued for services – stock-based compensation	211,000
Warrants exercised under cashless option	159,053
Options exercised under cashless option	47,470

Balance, April 5, 2021	11,260,188

Options.

Subsequent to December 31, 2020, the Company granted 20,000 options to purchase shares of the Company’s common stock. The options have a three-year exercise period and a $5.59 exercise price, the Nasdaq closing price for the Company’s common stock on the date of grant.

Litigation.

On January 25, 2021, the Company entered into an Omnibus Amendment to: (1) the Confidential Membership Interest Purchase Agreement, dated February 21, 2020; (2) the Sales Distributor Agreement, dated February 21, 2020; and (3) the Executive Employment Agreement, dated March 31, 2020 (the “Agreements”). Pursuant to the Omnibus Amendment, the parties (i) acknowledge that the Company has fully satisfied its obligation of $334,000 to the Plaintiff as Ms. Whitley’s judgment creditors; (ii) agree that in satisfaction of the remaining balance due to Ms. Whitley under the Agreements, she is to be paid $150,000 in cash instead of $650,000 and, starting April 1, 2020, shall be entitled to individually market and sell the Bella line of products remaining in the Company’s inventory, as identified in the Omnibus Amendment, and the Company will relinquish its rights to the Bella brand; (iii) agree that the number of shares issuable upon exercise of the common stock purchase options granted to Ms. Whitley under the Agreements shall be reduced from 250,000 to 185,000, Ms. Whitely may utilize a cashless exercise feature to exercise such options, subject to a six (6) month holding period on the shares, and Ms. Whitley shall not be permitted to sell an amount of shares in any week which exceeds 10% of the Company’s total weekly trading volume in the prior week; (iv) agree that Ms. Whitley’s Employment Agreement shall terminate on March 31, 2021 and shall not renew; and (v) acknowledge that Ms. Whitley has been paid $5,541.50 for unreimbursed expenses on or about December 30, 2020. There will be no adverse impact to the financial statements or financial position of the company related to this matter given the offset of the balance of the $1,000,000 note payable already recorded.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2020 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

Index

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of April 12, 2021.

Jupiter Wellness Inc.

By:	/s/ Brian S. John
Brian S. John
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian S. John	Director and Chief Executive Officer (principal executive officer)	April 12, 2021
Brian S. John

/s/ Douglas O. McKinnon	Chief Financial Officer (principal financial and accounting officer)	April 12, 2021
Douglas O. McKinnon

/s/ Richard Miller	Chief Operating Officer and Director	April 12, 2021
Richard Miller

/s/ Glynn Wilson	Chairman and Head of Research and Development	April 12, 2021
Dr. Glynn Wilson

/s/ Dr.Hector Alila	Director	April 12, 2021
Dr. Hector Alila

/s/ Christopher Marc Melton	Director	April 12, 2021
Christopher Marc Melton

/s/ Nancy Torres Kaufman	Director	April 12, 2021
Nancy Torres Kaufman

/s/ Byron T. Young	Director	April 12, 2021
Byron T. Young

51