Form 10-Q
period 2021-03-31
Jupiter Wellness, Inc.
filed 2021-05-17
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Trading Symbol Name of exchange on which registered

Common Stock, $.001 par value per share JUPW Nasdaq

Warrants to purchase shares of common stock JUPWW Nasdaq

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

As of May 13, 2021, there were 11,410,188 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes the accounts of Jupiter Wellness, Inc., a Delaware corporation (“Jupiter Wellness”). References in this Report to “we”, “our”, “us” or the “Company” refer to Jupiter Wellness, Inc. and its consolidated subsidiaries unless the context dictates otherwise.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

1

Item 1. Financial Statements

Index

Jupiter Wellness, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2021 and December 31, 2020
	March 31, 2021	December 31, 2020
	(Unaudited)
Assets

Cash	$3,007,792	$4,262,168

Inventory	249,321	225,924
Accounts receivable	12,665	255,111
Prepaid expenses and deposits	295,109	215,904
Right of use assets	23,622	29,157

Total current assets	3,588,509	4,988,264

Fixed assets	33,392	35,592
Intangible assets, net of $19,403 amortization	518,097	559,800
Goodwill	941,937	941,937
Total assets	$5,081,935	$6,525,593

Liabilities and Shareholders’ Equity

Accounts Payable	$453,328	$688,835
Convertible notes payable to related parties	—	525,000
Note payable issued in acquisition	—	691,500
Current portion of lease liability	24,606	23,754
Covid 19 SBA Loan	84,578	84,578
Accrued liabilities	88,243	112,001
Total current Liabilities	650,755	2,125,668

Long-term portion lease liability	—	6,384
Total liabilities	650,755	2,132,052

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, of which 11,260,188 shares and 10,655,833 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	11,260	10,656
Additional paid-in capital	13,554,234	11,657,286
Common stock payable	335,850	—
Accumulated deficits	(9,470,164)	(7,274,401)
Total Shareholders’ Equity	4,431,180	4,393,541

Total Liabilities and Shareholders’ Equity	$5,081,935	$6,525,593

The accompanying notes are an integral part of these unaudited financial statements

Index

Jupiter Wellness, Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	For the three Months Ended March 31,
	2021	2020
Revenue
Sales	48,846	117,727
Cost of Sales	23,452	99,903
Gross profit	25,394	17,824

Operating expense
General and administrative expenses	2,888,294	482,253

Other income (expense)
Interest income	1,278	846
Interest expense	(3,341)	(18,215)
Other income	669,200	—
Total income (expense)	667,137	(17,369)

Net (loss)	(2,195,763)	(481,798)

Net (loss) per share:
Basic	(0.20)	(0.07)

Weighted average number of shares
Basic	11,169,673	6,983,000

The accompanying notes are an integral part of these unaudited financial statements

Index

Jupiter Wellness, Inc.
Condensed Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2021 and Year ended December 31, 2020
(Unaudited)

	Common Stock		Common Stock	Additional	Subscription	Accumulated
	Shares	Amount	Payable	Paid-In Capital	Receivable	Deficits	Total
Balance, December 31, 2019	6,893,000	$6,893	$325,000	$1,032,511	$—	$(985,196)	$379,208

Stock options issued in acquisition		—	—	156,612	—	—	156,612
Stock options issued to Officers and employees		—	—	251,526	—	—	251,526
Common stock payable issued as compensation	700,000	700	(325,000)	549,300	—	—	225,000
Shares issued in Initial Public Offering ("IPO")	933,333	933	—	5,860,353	—	—	5,861,286
Common stock issued upon exercise of warrants	1,146,000	1,146	—	487,854	—	—	489,000
Common stock issued for services	475,000	475	—	1,761,650	—	—	1,762,125
Common stock issued upon conversion of notes	300,000	300	—	349,700	—	—	350,000
Common stock issued in debt settlement	8,500	9	—	8,491	—	—	8,500
Common stock issued in acquisition	200,000	200	—	1,039,800	—	—	1,040,000
Common stock issued in Endorsement Agmt	—	—	—	159,489	—	—	159,489
Net Loss	—	—	—	—	—	(6,289,205)	(6,289,205)
Balance, December 31, 2020	10,655,833	$10,656	$—	$11,657,286	$—	$(7,274,401)	$4,393,541

Common stock payable	—	—	335,850	—	—	—	335,850
Common stock issued upon conversion of notes	186,832	187	—	560,309	—	—	560,496
Common stock issued for services	200,000	200	—	1,077,800	—	—	1,078,000
Common stock issued upon exercise of cashless options	206,523	206	—	(206)	—	—	—
Common stock issued as compensation	11,000	11	—	77,209	—	—	77,220
Stock options granted to Director	—	—	—	181,836	—	—	181,836
Net Loss	—	—	—	—	—	(2,195,763)	(2,195,763)
Balance,	11,260,188	$11,260	$335,850	$13,554,234	$—	$(9,470,164)	$4,431,180

The accompanying notes are an integral part of these financial statements

Index

Jupiter Wellness, Inc.
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
	For the Three Months Ended March 31
	2021	2020
Cash flows from operating activities:
Net (loss)	$(2,195,763)	$(481,698)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock based compensation	1,672,906	47,159
Gain on settlement	(669,200)	—
Depreciation and amortization	21,603	20,858
Changes in current operating assets and liabilities:
Due from third party	—	400
Prepaid expenses	(79,205)	(110.375)
Right of Entry asset	5,535	5,015
Accounts receivable	242,446	(30,149)
Inventory	(23,397)	(57,006)
Security deposits and other assets	—	(1,200)
Accounts payable	(245,508)	12,465
Accrued liabilities	11,739	27,752
Lease liability	(5,532)	(4,771)
Net cash (used in) operating activities	(1,254,376)	(457,638)

Cash flows from investing activities:
Purchase of fixed assets	—	(44,000)
Net cash (used in) investing activities		(44,000)

Cash flows from financing activities:
Proceeds from convertible debt	—	575,000
Net cash paid in acquisition	—	(245,391)
Net cash provided by financing activities	—	329,609

Net increase (decrease) in cash and cash equivalents	(1,254,376)	(172,029)

Cash and cash equivalents at the beginning of the period	4,262,168	531,026

Cash and cash equivalents at the end of the period	$3,007,792	$358,997

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Acquisition of Magical Beasts, LLC (see note 12)	$—	$1,111,648
Common stock issued in conversion of promissory notes	$560,496	$—

The accompanying notes are an integral part of these unaudited financial statements

Index

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2020

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

Going Concern Consideration

As of March 31, 2021 and December 31, 2020, the Company had $3,007,792 and $4,262,168 in cash, an accumulated deficit of $9,470,164 and $7,274,401 and cash flow used in operations of $1,254,376 and $2,732,736, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) engaging in very limited activities without incurring any liabilities that must be satisfied in cash; and (b) offering noncash consideration and seeking equity financing as a means of financing its operations. Additionally, the Company’s plan includes certain scheduled research and development activities and related clinical trials which may be deferred as needed. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2021.

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

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Numerator:
Net (loss)	$(2,195,763)	$(481,798)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	11,169,673	6,893,000
Denominator for diluted earnings per share	11,169,673	6,893,000
Basic (loss) per share	$(0.20)	$(0.07)
Diluted (loss) per share	$(0.20)	$(0.07)

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

The Company’s performance obligations are satisfied when goods or products are shipped on a FOB shipping point basis as title passes when shipped. Our products are generally paid in advance of shipment or standard net 30 days and we offer no specific right of return, refund or warranty related to our products except for cases of defective products of which there have been none to date.

Our revenue currently is generated from one general product category of health care products with one performance obligation and geographically there are no specific concentrations of our customer base to disaggregate our revenue stream.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020, the Company recorded an allowance of $118,761 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of March 31, 2021, the Company had recognized no additional allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three months ended March 31, 2021 and year ended December 31, 2020 and the cumulative translation gains and losses as of March 31, 2021 and December 31, 2020 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $60,529 and $24,350 for the three months ended March 31, 2021 and 2020, respectively.

Index

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

The Company’s deferred tax asset at December 31, 2020 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $936,311 less a valuation allowance in the amount of approximately $936,311. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the year ended December 31, 2020.

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

Index

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

Index

Note 3 - Accounts Receivable

As of March 31, 2021 and December 31, 2020, the Company had accounts receivable of $12,665 (net of an allowance of $118,761) and $255,111, respectively.

Note 4 - Prepaid Expenses

As of March 31, 2021 and December 31, 2020, the Company had prepaid expenses of $295,109 and $215,904, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 - Inventory

As of March 31, 2021 and December 31, 2020, the Company had inventory of $249,321 and $225,924, consisting of finished goods, raw materials and packaging supplies.

Note 6 - Intangible Assets

In connection with the acquisition of Magical Beasts (see Note 12 below), the Company allocated the purchase price to intangible assets as follows:

Tradenames & trademarks	$151,800
Customer base	651,220
Non-compete	154,500
Goodwill	308,690
$1,266,210

The Non-compete has an estimated life of two years, the Customer base has an estimated life of fifteen years and the Tradenames & trademarks and Goodwill have indefinite lives and will be reviewed at each subsequent reporting period to determine if the assets have been impaired. At December 31, 2020, Goodwill was analyzed by management, assisted by a third party valuation company, and determined that the Goodwill associated with the acquisition of Magical Beasts has been impaired and as a result the Company recognized a charge to earnings of $308,690 in the year ended December 31, 2020. Additionally, the Intangibles were analyzed by management, assisted by a third-party valuation company, and determined that the Intangible associated with the acquisition of Magical Beasts had also been impaired and as a result the Company recognized an additional charge to earnings of $731,628 in the year ended December 31, 2020. The balance of the Intangible Assets at March 31, 2021 and December, 31, 2020 attributable to Magical Beasts totals $99,018 and $122,501, respectively.

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

Amortization for the three months ended March 31, 2021 totaled $41,704 and amortization for the year ended December 31, 2020 was $103,392.

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

On December 31, 2019, the Company issued a Convertible Promissory Note for $250,000 to a related party, with a term of one year, an annual interest rate of eight percent (8%), which is non compounded and payable semi-annually, and convertible into the Company’s common stock at any time by the holders at a conversion price of $3.00 per share, which was considered the fair value of the Company’s common stock based on the arm’s length equity transactions since there was no open market for the Company’s common stock. As a result, the Company determined that the conversion features contained in the Note should carry neither beneficial conversion feature nor derivative liabilities. The note and accrued interest were paid in full in November 2020 with cash payments totaling $267,178.

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

At December 31, 2020, the Company had a total of $525,000 plus accrued interest of $32,856 due on convertible promissory notes. In January 2021, the Company received conversion notices from all of the note holders to convert the $525,000 principal balance of its convertible promissory notes plus $35,489 accrued interest through the date of conversion, into 186,832 shares of the Company’s common stock ($3.00 per share conversion price). The shares were issued in January 2021.

The following table sets forth a summary of the Company’s convertible promissory notes activity for the three months ended March 31, 2021 and year ended December 31, 2020:

Balance, December 31, 2019	$300,000
2020 Notes	1,075,000
Conversions of Notes	(350,000)
Payments on Notes	(500,000)
Balance, December 31, 2020	$525,000
Conversions of Notes	(525,000)
Balance, March 31, 2021	$—

The Company recorded interest expense of $2,633 and $74,326 related to the Convertible Promissory Notes during the three months ended March 31, 2020 and year ended December 31, 2020.

Note 8 - Note payable issued in acquisition

In connection with the Acquisition of Magical Beasts, LLC (see Note 12), the Company issued a non-interest bearing $1,000,000 promissory note (“Note”), due upon the earlier of i) the closing of a public offering or ii) December 31, 2020. The note has been valued at its discounted amount of $950,427. During the year ended December 31, 2020, the Company recognized $49,573 of interest expense for the accretion of the discount.

In August 2020, a Nevada court imputed a judgement of Ms. Whitley (the former owner of Magical Beasts, LLC) to Magical Beasts (see Note 14 Legal proceedings) and advised the Company that before paying any funds under the note to Ms. Whitley, the Company must first satisfy the judgement to the Plaintiff. In October 2020, the Company, Ms. Whitley and the Plaintiff in the judgement action against Ms. Whitley reached an agreement whereby Ms. Whitley agreed that of the $1,000,000 payable to Ms. Whitley, the first $336,450 would be paid to the Plaintiff which the Company has paid in full with a cash payment of $300,000 and the issuance of 8,500 shares of its common stock leaving a balance of $691,500 at December 31, 2020.

In January 2021, the Company entered into an Omnibus Amendment to the original Purchase Agreement (see Note 12) which satisfied the Company’s obligation on the Note.

Note 9 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $28,878 under the Federal Paycheck Protection Program (“PPP”) and $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), both of which are administered through the Small Business Administration (“SBA”). Under the guidelines of the PPP, the SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. Under the guidelines of the EIDL, the maximum term is 30 years; however, terms are determined on a case-by-case basis based on each borrower’s ability to repay and carry an interest rate of 3.75%. The Company has not received any notification from the SBA as to whether the PPP will be forgiven or what terms the EIDL will ultimately be.

Index

Note 10 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of March 31, 2021, and December 31, 2020, 11,260,188 shares and 6,893,000 shares of common stock were issued and outstanding, respectively and no shares of preferred stock were issued and outstanding.

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

Regulation A Offering

On June 21, 2019, the Company filed a Form 1-A Regulation A Offering Statement Under the Securities Act of 1933, as amended, and subsequent amendments thereto on July 29, 2019 and August 19, 2019 (the “Form 1-A”). On September 5, 2019, the Form 1-A was qualified by the Securities and Exchange Commission. Pursuant to the Form 1-A, as of December 31, 2019, the Company has sold 735,000 shares of its common stock, $0.001 par value per share, at a purchase price of $1.00 per share, resulting in gross proceeds of $735,000, before deducting offering expenses of $23,000.

Year ended December 31, 2020 issuances:

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

Index

Whitley Settlement:

In connection with the Settlement of creditors of Ms. Whitley, the former owner of Magical Beasts, LLC (see Note 14 Legal proceedings), the Company issued 8,500 shares of its common stock valued at $8,500.

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

SRM Entertainment Shares:

In connection with the acquisition of SRM Entertainment, Limited (see Note 13 SRM Acquisition), the Company issued 200,000 shares of its common stock valued at $1,040,000 based on the closing Nasdaq price at date of agreement.

Three months ended March 31, 2021 issuances:

Conversion of Convertible Promissory Notes:

During the three months ended March 31, 2021, the Company converted $525,000 of convertible promissory notes into 186,832 shares of its common stock. The Notes were converted per the terms of the respective Notes and the Company did not recognize any gain or loss on the conversion. (see Note 7 – Convertible Promissory Notes).

Exercise of Cashless Stock Options

During the three months ended March 31, 2021, a former Director of the Company exercised a portion of his stock options under the cashless provisions and was issued 47,470 shares of the Company’s stock and Ms. Whitley (see Note 12) exercised her stock options under the cashless provisions and was issued 159,053 shares of the Company’s stock.

Shares issued as compensation

During the three months ended March 31, 2021, the Company entered into two Consulting Agreements under the terms of which the Company issued 200,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. Additionally, the Company issued 11,000 shares of its common stock to an employee. The Company recognized a total of $1,078,000 as stock-based compensation in the three months ended March 31, 2021.

The following table sets forth the issuances of the Company’s shares of common stock for the three months ended March 31, 2021 and year ending December 31, 2020:

Balance December 31, 2019	6,893,000
Warrant Exercise Shares	1,146,000
Initial Public Offering Shares	933,333
Conversion of Promissory Notes	300,000
Endorsement Shares	50,000
Consulting Services Shares	425,000
Whitley Settlement Shares	8,500
Officer Shares	700,000
SRM Entertainment Acquisition Shares	200,000
Balance December 31, 2020	10,655,833
Conversion of Promissory Notes	186,832
Exercise of stock options	205,523
Stock compensation	211,000
Balance March 31, 2021	11,260,188

Common Stock Payable

In January 2021, the Company amended the employment agreements of its Officers and a Director to have a portion of their compensation be paid in shares of the Company’s common stock. During the three months ended March 31, 2021, the Company accrued $75,000 of compensation to be paid in stock.

In January 2021, the Company granted an employee 21,000 shares of the Company’s Common Stock, of which 11,000 has been issued and the remaining 10,000 shares to be issued at management’s discretion. The shares were valued at market on the date of grant and the Company recorded $70,200 as the value of the shares remaining to be issued.

The Company entered into three consulting agreement which call for a cash component and a stock component. At March 31, 2021 the Company had accrued a total of $190,650 of stock payable relating to the agreements.

Total Common Stock Payable at March 31, 2021 was $335,850.

Index

Note 11 - Warrants and Options

Warrants

In connection with the sales of subscription shares of common stock, discussed in Note 10 above, the Company granted the subscribers a total of 1,158,000 warrants to purchase up to 1,158,000 shares of common stock at an exercise price of $0.50 per share, with a term of two years. During 2020, all of these warrants were exercised.

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

Reporting Date	Relative Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
11/10/2020	$159,489	5	$3.90	$3.94	261%	0.0041

The following tables summarize all warrants outstanding as of March 31, 2021 and December 31, 2020, and the related changes during the period.

	Number of Warrants	Exercise Price
Stock Warrants
Balance at December 31, 2019	1,158,000	$0.50
Warrants issued in connection with the IPO	1,073,333	8.50
Exercised	(1,158,000)	0.50
Warrants issued in Endorsement Agreement	50,000	3.90
Balance at December 31, 2020	1,123,333	$8.30
Issued or expired	—	—
Balance at March 31, 2021	1,123,333	$8.30

Warrants Exercisable at March 31, 2021	1,123,333	$8.50

Index

Options

During 2020, certain Directors and a consultant were granted stock options to purchase a total of 211,330 additional shares of the Company’s common stock. The options have a three-year term with an exercise price between $0.25 and $4.49.

On January 25, 2021, the Company issued 20,000 options with an exercise price of $5.59 (market price) and a three-year term to its new Director.

On February 25, 2021 the Company issued 33,330 options, pursuant to the Director’s agreement, with an exercise price of $0.25 with a three-year term.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

Reporting Date	Number of Options	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Fair Value
2/25/20 – 11/18/20	211,330	3	$0.25 - 4.49	$1.00 - 449	169% - 209%	$251,526
1/25/21	20,000	3	$5.59	$5.59	209%	$79,237
2/25/21	33,330	3	$0.25	$5.66	161%	$180,830

The Company recognized $241,411 and $251,526 as compensation expense in the financial statements for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

At March 31, 2021, the Company had 355,990 options outstanding.

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

Index

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
$1,357,039

In connection with the promissory note above, the Company recognized amortization of the discount on the note as interest expense of $49,573 from the date of closing through December 31, 2020.

On July 6, 2020, Brian Menke (the “Plaintiff”) in Nevada court seeking to enforce a judgement that he had obtained in 2012 against Krista Whitley, the former owner and manager of Magical Beasts LLC., in the amount of $250,000. In July 2020, the Plaintiff brought a claim in Nevada State Court to impute such judgement to the Company’s wholly owned subsidiary, Magical Beasts, LLC. On August 6, 2020, the court imputed the judgement to Magical Beasts and advised the Company that before paying any funds to Ms. Whitley, they must first satisfy the judgement to the Plaintiff. On October 12, 2020, the Company, Ms. Whitley and the Plaintiff reached a settlement agreement whereby the Company agreed that of the $1,000,000 note payable to Ms. Whitley, the first $336,450 be paid to the Plaintiff. Ms. Whitley in turn agreed that such payments would be applied to the $1,000,000 owed to Ms. Whitley that was to be paid from the proceeds of the offering and the Plaintiff agreed to withdraw the case against Magical Beasts without prejudice. In November, the Company made a cash payment of $300,000 to the Plaintiff and issued 8,500 shares of its common stock valued at $8,500. The $308,500 was recorded as an offset to the $1,000,000 note.

On January 25, 2021, the Company entered into an Omnibus Amendment to: (1) the Confidential Membership Interest Purchase Agreement, dated February 21, 2020; (2) the Sales Distributor Agreement, dated February 21, 2020; and (3) the Executive Employment Agreement, dated March 31, 2020 (the “Agreements”). Pursuant to the Omnibus Amendment, the parties (i) acknowledge that the Company has fully satisfied its obligation of $334,000 to the Plaintiff as Ms. Whitley’s judgment creditors; (ii) agree that in satisfaction of the remaining balance due to Ms. Whitley under the Agreements, she is to be paid $150,000 in cash; (iii) agree that starting April 1, 2020, Whitley shall be entitled to individually market and sell the Bella line of products remaining in the Company’s inventory, as identified in the Omnibus Amendment, and the Company will relinquish its rights to the Bella brand; (iv) agree that the number of shares issuable upon exercise of the common stock purchase options granted to Ms. Whitley under the Agreements shall be reduced from 250,000 to 185,000, Ms. Whitely may utilize a cashless exercise feature to exercise such options, subject to a six (6) month holding period on the shares, and Ms. Whitley shall not be permitted to sell an amount of shares in any week which exceeds 10% of the Company’s total weekly trading volume in the prior week; (v) agree that Ms. Whitley’s Employment Agreement shall terminate on March 31, 2021 and shall not renew; (vi) acknowledge that Ms. Whitley has been paid $5,541 for unreimbursed expenses on or about December 30, 2020; and (vii) the balance of the note due Whitley be forgiven.

As a result of the above, the Company recognized a gain of $669,200 comprised of the forgiveness of debt of $691,500 and the write-off of the unamortized portion of Whitley’s the non-compete agreement of $22,300.

In February 2021, Ms. Whitley exercised her 185,000 options (see Omnibus Agreement above) using the cashless option feature and was issued 159,053 shares of the Company’s restricted common stock in full satisfaction of the option agreement.

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

The fair value of the consideration is as follows:

Shares of the Company’s common stock issued	200,000
Market value of Company’s common stock (11/30/20 Nasdaq closing price)	$5.20
Consideration paid	$1,040,000
Net tangible liabilities assumed	339,237
Total consideration	$1,379,237

The purchase price allocation is as follows:

Disribution Agreements	$437,300
Goodwill	941,937
Total purchase price allocation	$1,379,237

Index

Supplemental proforma financial information

The following shows the proforma results of operations as if the transaction had occurred effective January 1, 2019.

JUPITER WELLNESS, INC.
PROFORMA BALANCE SHEETS

	December 31, 2020
	Jupiter Wellness, Inc.	SRM	Proforma		Jupiter Wellness, Inc.
	Consolidated Balance	Entertainment, Ltd.	Adjustments	Notes	Proforma Balance
Cash	$4,262,168	—	$—		$4,262,168
Current Assets	726,096	—	—		726,096
Total current assets	4,988,264	—	—		4,988,264

Intangible assets	559,800	—	(145,766)	(a)	414,034
Goodwill	941,937	—	—		941,937
Other	35,592	—	—		35,592
Total assets	$6,525,593	$—	$(145,766)		$6,379,827

Liabilities	$1,440,552	$—	$—		$1,440,552
Note payable issued in acquisition	691,500	—	—		691,500
Total liabilities	2,132,052	—	—		2,132,052

Common stock	10,656	—	—		10,656
Additional paid-in capital	11,657,286	—	—		11,657,286

Accumulated deficits	(7,274,401)	—	(145,766)	(a)	(7,420,167)
Total Shareholders’ Equity	4,393,541	—	(145,766)		(4,247,775)

Total Liabilities and Shareholders’ Equity	$6,525,593	$—	$(145,766)		$6,379,827

Notes to Proforma Balance Sheets

(a) Amortization of intangible assets

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

Index

Note 14 - Commitments and Contingencies

The Company entered into an office lease dated April 1, 2019 with a primary term of one-year, plus two one-year extensions at the Company’s option. The base lease rate during the primary term is $2,000 per month, and the monthly rate during the optional extension will be increased to $2,080 and $2,163, respectively. The Company paid a total of $12,258 and $4,310 in rent and related fees during the three months ended March 31, 2021 and 2020, respectively.

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $64,327 representing the present value of the future payments under the lease calculated using a 10% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the three-year life of the lease. The unamortized balances at March 31, 2021 and December 31, 2020 were ROU of $23,622 and $29,157, respectively, current lease liability of $24,606 and $23,754, respectively, and non-current lease liability of $-0- and $6,384, respectively. Additionally, the Company recognized accreted interest expense of $708 and $1,228 during the three months ended March 31, 2021 and 2020, respectively.

 Legal Proceedings

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, the defendants filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants' counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted and all claims were dismissed.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 15 - Subsequent Events

On May 11, 2021, the Company entered into a $2,500,000 Loan Agreement (the “Loan”). The Loan calls for a Convertible Promissory Note in the principal amount of $2,500,000 (the “Note”) and the issuance of Common Stock Purchase Warrant for 416,667 shares of the Company’s common stock (the “Warrant”). The Note has a maturity date of November 10, 2021, has an original issuance discount of five percent (5%), an interest rate of eight percent (8%) and a conversion price of $6.00 per shares, subject to an adjustment downward to $5.00 per shares if the Company is in default of the terms of the Note. The Warrant has a five (5) year term, has an exercise price of $6.00 per share, has a cashless conversion feature until such time as the shares underlying the Warrant are included in an effective registration and a Down Round Protection feature. The Down Round Protection feature adjusts the exercise price prior to exercise, if the Company grants, issues or sells any Common Stock, options to purchase Common Stock, securities convertible into Common Stock or rights relating to Common Stock (the “Purchase Rights”) to any person or entity other than the Lender, at a price per share less than the Exercise Price, then the Exercise Price hereof shall be proportionately reduced to match the price per share of the Purchase Rights.

In May 2021, the Company entered into two consulting agreements which called for a combined total of 150,000 shares of the Company’s Common Stock to be issued.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Recent Developments

On May 11, 2021, the Company entered into a $2,500,000 Loan Agreement (the “Loan”). The Loan calls for a Convertible Promissory Note in the principal amount of $2,500,000 (the “Note”) and the issuance of Common Stock Purchase Warrant for 416,667 shares of the Company’s common stock (the “Warrant”). The Note has a maturity date of November 10, 2021, has an original issuance discount of five percent (5%), an interest rate of eight percent (8%) and a conversion price of $6.00 per shares, subject to an adjustment downward to $5.00 per shares if the Company is in default of the terms of the Note. The Warrant has a five (5) year term, has an exercise price of $6.00 per share, has a cashless conversion feature until such time as the shares underlying the Warrant are included in an effective registration and a Down Round Protection feature. The Down Round Protection feature adjusts the exercise price prior to exercise, if the Company grants, issues or sells any Common Stock, options to purchase Common Stock, securities convertible into Common Stock or rights relating to Common Stock (the “Purchase Rights”) to any person or entity other than the Lender, at a price per share less than the Exercise Price, then the Exercise Price hereof shall be proportionately reduced to match the price per share of the Purchase Rights.

Going Concern Consideration

As of March 31, 2021 and December 31, 2020, the Company had $3,007,792 and $4,262,168 in cash, an accumulated deficit of $9,470,164 and $7,274,401 and cash flow used in operations of $1,254,376 and $2,732,736, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) engaging in very limited activities without incurring any liabilities that must be satisfied in cash; and (b) offering noncash consideration and seeking equity financing as a means of financing its operations. Additionally, the Company’s plan includes certain scheduled research and development activities and related clinical trials which may be deferred as needed. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the three months ended March 31, 2021 and 2020 audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2021 or December 31, 2020.

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

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Numerator:
Net (loss)	$(2,195,763)	$(481,798)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	11,169,673	6,893,000
Denominator for diluted earnings per share	11,169,673	6,893,000
Basic (loss) per share	$(0.20)	$(0.07)
Diluted (loss) per share	$(0.20)	$(0.07)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020, the Company recorded an allowance of $118,761 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of March 31, 2021, the Company had recognized no additional allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three months ended March 31, 2021 and year ended December 31, 2020 and the cumulative translation gains and losses as of March 31, 2021 and December 31, 2020 were not material.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $60,529 and $24,350 for the three months ended March 31, 2021 and 2020, respectively.

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

Results of Operations

For the three months ended March 31, 2021 and 2020

The following table provides selected financial data about us for the three months ended March 31, 2021 and 2020, respectively.

	March 31, 2021	March 31, 2020
Sales	$48,846	$117,727
Cost of Sales	23,452	99,903
Gross Profit (Loss)	25,394	17,824
Total expenses	(2,221,157)	(499,622)
Net Loss	$(2,195,763)	$(481,798)

Revenues

We generated $48,846 in revenues for the three months ended March 31, 2021 compared to $117,727 revenues in the three months ended March 31, 2020. As a result of the Covid-19 pandemic, we have experienced, and continue to experience, weakened demand for our traditional products.

Operating Expenses

We had total operating expenses of $2,221,157 for the three months ended March 31, 2021 compared to $499,622 for the three months ended March 31, 2020.

Operating expenses for the three months ended March 31, 2021 were in connection with our daily operations as follows: (i) marketing expenses of $17,896; (ii) research and development of $60,529; (iii) legal and professional expenses of $526,213, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $15,636; (v) depreciation and amortization of $21,603; (vi) general and administrative expenses of $563,504, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $1,682,913; (viii) net interest expense of $2,063 and (ix) a gain of $669,200 on settlement of note payable in connection with the Magical Beast Omnibus Agreement.

Operating expenses for the three months ended March 31, 2020 were in connection with our daily operations as follows: (i) marketing expenses of $13,071; (ii) research and development expense of $24,350; (iii) legal and professional expenses of $207,253; (iv) rent and utilities of $12,258; (v) depreciation and amortization of $14,701 (vi) general and administrative expenses of $210,620, consisting of office supplies and expense and other normal office and administration expenses and (vii) net interest expense of $17,369.

Income/Losses

Net losses were $2,195,763 and $481,798 for the three months ended March 31, 2021 and 2020, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, the defendants filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants' counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted and all claims were dismissed.

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

On January 25, 2021, the Company entered into an Omnibus Amendment to: (1) the Confidential Membership Interest Purchase Agreement, dated February 21, 2020; (2) the Sales Distributor Agreement, dated February 21, 2020; and (3) the Executive Employment Agreement, dated March 31, 2020 (the “Agreements”). Pursuant to the Omnibus Amendment, the parties (i) acknowledge that the Company has fully satisfied its obligation of $334,000 to the Plaintiff as Ms. Whitley’s judgment creditors; (ii) agree that in satisfaction of the remaining balance due to Ms. Whitley under the Agreements, she is to be paid $150,000 in cash; (iii)agree that starting April 1, 2020, shall be entitled to individually market and sell the Bella line of products remaining in the Company’s inventory, as identified in the Omnibus Amendment, and the Company will relinquish its rights to the Bella brand; (iv) agree that the number of shares issuable upon exercise of the common stock purchase options granted to Ms. Whitley under the Agreements shall be reduced from 250,000 to 185,000, Ms. Whitely may utilize a cashless exercise feature to exercise such options, subject to a six (6) month holding period on the shares, and Ms. Whitley shall not be permitted to sell an amount of shares in any week which exceeds 10% of the Company’s total weekly trading volume in the prior week; (v) agree that Ms. Whitley’s Employment Agreement shall terminate on March 31, 2021 and shall not renew; and (vi) acknowledge that Ms. Whitley has been paid $5,541 for unreimbursed expenses on or about December 30, 2020; and (vii) the balance of the note due Whitley be forgiven.

As a result of the above the Company recognized a gain of $669,200 comprised of the forgiveness of debt of $691,500 and the write-off of the unamortized portion of Whitley’s the non-compete agreement of $22,300.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company did not sell any shares of its Common Stock for cash.

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

Jupiter Wellness, INC.
(Registrant)

Dated: May 17, 2021	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

