Form 10-Q
period 2021-06-30
Jupiter Wellness, Inc.
filed 2021-08-16
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39569

JUPITER WELLNESS, INC.

(Exact name of registrant as specified in charter)

Delaware	83-2455880
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1061 E. Indiantown Road, Suite 110
Jupiter, FL	33477
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2021, there were 22,927,465 shares of the registrant’s common stock outstanding.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

1

Item 1. Financial Statements

Jupiter Wellness, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

	Six Months ended June 30,	Year ended December 31,
	2021	2020
	(Unaudited)	(audited)
Assets
Cash	$3,940,968	$4,262,168
Due from third party
Inventory	255,062	225,924
Account receivable	415,123	255,111
Prepaid expenses and deposits	191,256	215,904
Right of use assets	-	29,157
Other assets

Total current assets	4,802,409	4,988,264

Intangible assets	498,694	559,800
Goodwill	941,937	941,937
Transportation Equipment	81,621	35,592
Total assets	$6,324,661	$6,525,593

Liabilities and Shareholders’ Equity

Accounts Payable	$398,172	$688,835
Convertible notes, net of discounts	2,004,818	525,000
Contingent note payable issued in acquisition	-	691,500
Current portion of lease liability	-	23,754
Accrued liabilities	120,236	112,001
Covid - 19 SBA Loan	84,354	84,578
Total current Liabilities	2,607,580	2,125,668

Long-term portion lease liability	-	6,384
Total liabilities	2,607,580	2,132,052

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, of which 11,496,032 and 10,655,833 shares issued and outstanding as of June 30, 2021 and December 31, 2020	11,496	10,656
Additional paid-in capital	16,998,373	11,657,286
Common stock payable	328,450	-
Accumulated deficits	(13,621,238)	(7,274,401)
Total Shareholders’ Equity	3,717,081	4,393,541

Total Liabilities and Shareholders’ Equity	$6,324,661	$6,525,593

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Sales	$595,088	$457,667	$643,934	$575,394
Cost of Sales	413,913	236,794	437,365	336,697
Gross profit	181,175	220,873	206,569	238,697

Operating expense
General and administrative expenses	3,839,316	618,113	6,727,610	1,100,366

Other income / (expense)
Interest income	871	69	2,149	915
Interest expense	(493,804)	(36,204)	(497,145)	(54,419)
Other income / (expense)	—	—	669,200	—
Total other income (expense)	(492,933)	(36,135)	174,204	(53,504)

Net (loss)	$(4,151,074)	$(433,375)	$(6,346,837)	$(915,173)

Net (loss) per share:
Basic	$(0.37)	$(0.06)	$(0.56)	$(0.13)

Weighted average number of shares
Basic	11,359,797	6,983,000	11,265,828	6,983,000

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2021 and Year ended December 31, 2020

(Unaudited)

	Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2019	6,893,000	$6,893	$325,000	$1,032,511	$(985,196)	$379,208

Stock options issued in acquisition	—	—	—	156,612	—	156,612
Stock options issued to Officers and employees	—	—	—	251,526	—	251,526
Common stock payable issued as compensation	700,000	700	(325,000)	549,300	—	225,000
Shares issued in Initial Public Offering (“IPO”)	933,333	933	—	5,860,353	—	5,861,286
Common stock issued upon exercise of warrants	1,146,000	1,146	—	487,854	—	489,000
Common stock issued for services	475,000	475	—	1,761,650	—	1,762,125
Common stock issued upon conversion of notes	300,000	300	—	349,700	—	350,000
Common stock issued in debt settlement	8,500	9	—	8,491	—	8,500
Common stock issued in acquisition	200,000	200	—	1,039,800	—	1,040,000
Common stock issued in Endorsement Agmt	—	—	—	159,489	—	159,489
Net Loss	—	—	—	—	(6,289,205)	(6,289,205)
Balance, December 31, 2020	10,655,833	$10,656	$—	$11,657,286	$(7,274,401)	$4,393,541

Common stock payable	—	—	328,450	—	—	328,450
Common stock issued upon conversion of notes	186,832	187	—	560,309	—
Common stock issued for services	420,000	420	—	2,013,080	—	2,013,500
Common stock issued upon exercise of cashless options	222,367	222	—	(222)	—	—
Common stock issued as compensation	11,000	11	—	77,209	—	77,220
Stock options granted to Officers and Directors	—	—	—	1,244,180	—	1,244,180
Fair value of warrants issued and beneficial conversion feature in connection with Convertible Promissory Notes	—	—	—	1,446,531	—	1,446,531
Net Loss	—	—	—	—	(6,346,837)	(6,346,837)
Balance, June 30, 2021 (Unaudited)	11,496,032	$11,496	$328,450	$16,998,373	$(13,621,238)	$3,717,081

The accompanying notes are an integral part of these financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss)	$(6,346,837)	$(915,173)
Stock Based compensation	3,663,350	47,159
Gain on settlement	(669,200)	-
Depreciation & Amortization	44,423	67,591
Amortization of debt discount	458,849	-
Adjustments to reconcile net income to net cash provided by (used in) operating activities

Due from third party	-	400
Prepaid expenses	24,648	(25,000)
Right of Entry asset	29,157	10,152
Accounts receivable	(160,012)	(44,572)
Inventory	(29,138)	(36,857)
Security deposits and other assets	-	(1,390)
Accounts payable	(290,663)	(2,953)
Accrued liabilities	43,507	61,203
Lease liability	(30,138)	(9,905)
Legal fees	25,000	-
Net cash (used in) operating activities	(3,237,054)	(849,345)

Cash flows from investing activities:
Purchase of fixed assets	(51,646)	(44,000)
Net cash paid in acquisition	-	(245,391)
Net cash (used in) investing activities	(51,646)	(289,391)

Cash flows from financing activities:
Proceeds from convertible debt	2,967,500	825,000
Covid -19 SBA Loan	-	84,578
Net cash provided by financing activities	2,967,500	909,578

Net increase (decrease) in cash and cash equivalents	(321,200)	(229,158)

Cash and cash equivalents at the beginning of the period	4,262,168	531,026

Cash and cash equivalents at the end of the period	$3,940,968	$301,868

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Acquisition of Magical Beasts, LLC (see note 12)	$-	$1,111,648
Common stock issued in conversion of promissory notes	$560,496	$-
Fair value of warrants issued and beneficial conversion feature in connection with convertible promissory notes	$1,446,531	$-
Cashless exercise of options	$222	$-

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2020

and Year Ended December 31, 2020

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

Going Concern Consideration

As of June 30, 2021 and December 31, 2020, the Company had $3,940,968 and $4,262,168 in cash, an accumulated deficit of $13,621,238 and $7,274,401 and cash flow used in operations of $3,237,054 for the six months ended June 30, 2021 and $2,732,736 for the year ended December 31, 2020. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our Auditors, M&K CPAS, PLLC. Subsequent to June 30, 2021, the Company closed an underwritten public offering (the “Offering”) of 11,066,258 shares (the “Company Offering Shares”) of common stock, par value $0.001 per share and warrants (the “Warrants”) to purchase up to 11,607,142 shares of Common Stock. The Warrants will be exercisable immediately upon issuance with an exercise price of $2.79 per share and will expire on the fifth anniversary of the original issuance date. The net proceeds from the Offering, after deducting underwriting discounts and commissions and Offering expenses, were $28,318,314. As a result, Management believes that the Company has sufficient capital to execute its business plan and the need for a going concern opinion has been alleviated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2021.

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

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020
Numerator:
Net (loss)	$(6,346,837)	$(915,173)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	11,265,828	6,983,000
Denominator for diluted earnings per share	11,265,828	6,983,000
Basic (loss) per share	$(0.56)	$(0.13)
Diluted (loss) per share	$(0.56)	$(0.13)

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

The Company recognizes revenues by applying the following steps in accordance with FASB Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020, the Company recorded an allowance of $118,761 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of June 30, 2021, the Company had recognized no additional allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the six months ended June 30, 2021 and year ended December 31, 2020 and the cumulative translation gains and losses as of June 30, 2021 and December 31, 2020 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $195,716 and $63,813 for the six months ended June 30, 2021 and 2020, respectively.

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

Note 3 - Accounts Receivable

As of June 30, 2021 and December 31, 2020, the Company had accounts receivable of $415,123 (net of an allowance of $118,761) and $255,111, respectively.

Note 4 - Prepaid Expenses and Deposits

As of June 30, 2021 and December 31, 2020, the Company had prepaid expenses of $191,256 and $215,904, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 - Inventory

As of June 30, 2021 and December 31, 2020, the Company had inventory of $255,062 and $225,924, consisting of finished goods, raw materials and packaging supplies.

Note 6 - Intangible Assets

In connection with the acquisition of Magical Beasts (see Note 12 below), the Company allocated the purchase price to intangible assets as follows:

Tradenames & trademarks	$151,800
Customer base	651,220
Non-compete	154,500
Goodwill	308,690
$1,266,210

The Non-compete has an estimated life of two years, the Customer base has an estimated life of fifteen years and the Tradenames & trademarks and Goodwill have indefinite lives and will be reviewed at each subsequent reporting period to determine if the assets have been impaired. At December 31, 2020, Goodwill was analyzed by management, assisted by a third party valuation company, and determined that the Goodwill associated with the acquisition of Magical Beasts has been impaired and as a result the Company recognized a charge to earnings of $308,690 in the year ended December 31, 2020. Additionally, the Intangibles were analyzed by management, assisted by a third-party valuation company, and determined that the Intangible associated with the acquisition of Magical Beasts had also been impaired and as a result the Company recognized an additional charge to earnings of $731,628 in the year ended December 31, 2020. The balance of the Intangible Assets at June 30, 2021 and December, 31, 2020 attributable to Magical Beasts totals $97,836 and $122,501, respectively.

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

Amortization for the six months ended June 30, 2021 totaled $36,442 and amortization for the year ended December 31, 2020 was $18,221. The balance of the Intangible Assets at June 30, 2021 and December, 31, 2020 attributable to SRM totals $400,858 and $419,079, respectively.

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

At December 31, 2020, the Company had a total of $525,000 plus accrued interest of $32,856 due on convertible promissory notes. In January 2021, the Company received conversion notices from all of the note holders to convert the $525,000 principal balance of its convertible promissory notes plus $35,496 accrued interest through the date of conversion, into 186,832 shares of the Company’s common stock ($3.00 per share conversion price). The shares were issued in January 2021.

The 2021 Notes:

In May 2021, the Company issued three Convertible Promissory Notes totaling $3,150,000 ($2,500,000, $500,000 and $150,000) (the “2021 Notes”). The 2021 Notes were issued with an Original Issue Discount (“OID”) of five percent (5%), a term of six months, an annual interest rate of eight percent (8%) and convertible into shares of the Company’s common stock at a conversion price of $6.00 per share. Additionally, the Company issued a total of 525,000 warrants in connection with the 2021 Notes. The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date as follows:

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
05/10/2021	$1,026,300	5	$6.00	$4.27	299%	0.0080
05/05/2021	$203,532	5	$6.00	$4.21	299%	0.0080
05/19/2021	$62,033	5	$6.00	$4.30	312%	0.0089

Net carrying value of the 2021 Notes at June 30 2021 is summarized as follows:

Principal balance at June 30, 2021	$3,150,000
Unamortized Original issues discount	(111,184)
Unamortized Warrant discount and beneficial conversion feature	(1,033,988)
Carrying value of 202 Notes	$2,004,818

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the six months ended June 30, 2021 and year ended December 31, 2020:

Principal Balance, December 31, 2019	$300,000
2020 Notes	1,075,000
Conversions of Notes	(350,000)
Payments on Notes	(500,000)
Balance, December 31, 2020	525,000
Conversions of Notes	(525,000)
2021 Notes	3,150,000
Principal Balance, June 30, 2021	$3,150,000

Subsequent to June 31, 2021, the 2021 Notes were paid in full.

The Company recorded interest expense of $34,389 and $74,326 related to the Convertible Promissory Notes during the six months ended June 30, 2020 and year ended December 31, 2020.

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

Note 10 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of June 30, 2021, and December 31, 2020, 11,496,032 shares and 10,655,833 shares of common stock were issued and outstanding, respectively and no shares of preferred stock were issued and outstanding.

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

Six months ended June 30, 2021 issuances:

Conversion of Convertible Promissory Notes:

During the six months ended June 30, 2021, the Company converted $525,000 of convertible promissory notes and accrued interest of $35,496 into 186,832 shares of its common stock. The Notes were converted per the terms of the respective Notes and the Company did not recognize any gain or loss on the conversion. (see Note 7 – Convertible Promissory Notes).

Exercise of Cashless Stock Options

During the six months ended June 30, 2021, a former Director of the Company exercised a portion of his stock options under the cashless provisions and was issued 47,470 shares of the Company’s stock, an officer of the Company exercised a portion of his stock options under the cashless provisions and was issued 15,844 shares of the Company’s stock and Ms. Whitley (see Note 12) exercised her stock options under the cashless provisions and was issued 159,053 shares of the Company’s stock.

Shares issued as compensation

During the six months ended June 30, 2021, the Company entered into five Consulting Agreements under the terms of which the Company issued 420,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. Additionally, the Company issued 11,000 shares of its common stock to an employee. The Company recognized a total of $2,090,720 as stock-based compensation in the six months ended June 30, 2021.

The following table sets forth the issuances of the Company’s shares of common stock for the six months ended June 30, 2021 and year ending

December 31, 2020:

Balance December 31, 2019	6,893,000
Warrant Exercise Shares	1,146,000
Initial Public Offering Shares	933,333
Conversion of Promissory Notes	300,000
Endorsement Shares	50,000
Consulting Services Shares	425,000
Whitley Settlement Shares	8,500
Stock based compensation	700,000
SRM Entertainment Acquisition Shares	200,000
Balance December 31, 2020	10,655,833
Conversion of Promissory Notes	186,832
Exercise of stock options	222,367
Stock based compensation	11,000
Consulting Services Shares	420,000
Balance June 30, 2021	11,496,032

Common Stock Payable

In January 2021, the Company amended the employment agreements of its Officers and a Director to have a portion of their compensation be paid in shares of the Company’s common stock. During the six months ended June 30, 2021, the Company accrued $100,000 of compensation to be paid in stock.

The Company entered into three consulting agreement which call for a cash component and a stock component. At June 30, 2021 the Company had accrued a total of $228,450 of stock payable relating to the agreements.

Total Common Stock Payable at June 30, 2021 was $328,450. At June 30, 2021, the total number of shares of common stock issuable is 530,732.

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

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
11/26/2018	$108,163	2	$0.50	$0.25	717%	0.0286
2/18/2019	$30,000	2	$0.50	$0.25	717%	0.0227
4/3/2019	$20,000	2	$0.50	$0.25	717%	0.0233

IPO Warrants: In connection with the sales of shares of common stock under the Company’s Initial Public Offering (“IPO”) and S-1 Registration Statement (see Note 10, Initial Public Offering), the Company issued a total of 1,073,333 warrants consisting of 933,333 warrants issued to the purchasers of the IPO Units and 140,000 warrants issued to the Underwriters of the IPO. These warrants have an exercise price of $8.50 per share, with a term of five years.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date. The market price was valued based upon the Nasdaq closing price for shares of the Company’s common stock on the date of issuance.

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
11/03/2020	$3,905,739	5	$8.50	$4.90	256%	0.039

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

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
11/10/2020	$159,489	5	$3.90	$3.94	261%	0.0041

Convertible Note Warrants: In connection with the issuance of three convertible promissory notes, the Company issued 525,000 warrants with a weighted average exercise price of $4.26 and five year term (see Note 7).

The following tables summarize all warrants outstanding as of June 30, 2021 and December 31, 2020, and the related changes during the period.

	Number of	Exercise
	Warrants	Price
Stock Warrants
Balance at December 31, 2019	1,158,000	$0.50
Warrants issued in connection with the IPO	1,073,333	8.50
Exercised	(1,158,000)	0.50
Warrants issued in Endorsement Agreement	50,000	3.90
Balance at December 31, 2020	1,123,333	$8.30
Warrants issued in connection with Convertible Notes (see note 7)	525,000	—
Balance at June 30, 2021	1,648,333	$8.30

Warrants Exercisable at June 30, 2021	1,648,333	$8.50

Options

During 2020, certain Directors and a consultant were granted stock options to purchase a total of 211,330 additional shares of the Company’s common stock. The options have a three-year term with an exercise price between $0.25 and $4.49.

During the six months ended June 30, 2021, the Company issued a total of 253,400 options with an exercise price between $0.25 and $5.59 and a three-year term to its Officers and Directors.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

				Market
Reporting	Number of	Term	Exercise	Price on Grant	Volatility	Fair
Date	Options	(Years)	Price	Date	Percentage	Value
2/25/20 – 11/18/20	211,330	3	$0.25 - 4.49	$1.00 – 4.49	169% - 209%	$251,526
1/01/21 – 6/30/21	253,400	3	$0.25 - 5.59	$3.78 - 5.59	148% - 209%	$1,244,179

The Company recognized $1,244,180 and $251,526 as compensation expense in the financial statements for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

At June 30, 2021, the Company had 609,390 options outstanding.

Note 12 - Acquisition of Magical Beasts, LLC

Effective February 21, 2020, Jupiter Wellness Inc., a Florida corporation (“Jupiter Sub”), our wholly-owned subsidiary, entered into a membership interest purchase agreement with Magical Beasts LLC (“Magical Beasts”), a Nevada limited liability corporation, and Krista Whitley, its sole interest holder, pursuant to which Jupiter Sub acquired all of the membership interests in Magical Beasts (the “Magical Beasts Acquisition”) in exchange for the following consideration:

●	$250,000 cash at closing;

●	A $1,000,000 promissory note, non-interest bearing payable by us, due upon the earlier of i) the closing of this offering or ii) December 31, 2020 valued at its discounted amount of $950,427; and

●	an option to purchase 250,000 restricted shares of our common stock at an exercise price of $1.00 per share valued at $156,612. The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the reporting date. The market price was valued based upon the last price paid by third parties for shares of our common stock.

	Number of			Market
Reporting	Options	Term	Exercise	Price on	Volatility
Date	Granted	(Years)	Price	Grant Date	Percentage	Fair Value
2/21/20	250,000	5	$1.00	$1.00	77%	$156,612

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

JUPITER WELLNESS, INC.

PROFORMA BALANCE SHEETS

	December 31, 2020
	Jupiter Wellness,				Jupiter Wellness,
	Inc.				Inc.
	Consolidated	Magical	Proforma		Proforma
	Balance	Beasts, LLC	Adjustments	Notes	Balance
Cash	$4,262,168	—	$—		$4,262,168
Current Assets	726,096	—	—		726,096
Total current assets	4,988,264	—	—		4,988,264

Intangible assets	559,800	—	(67,523)	(a)	492,277
Goodwill	941,937	—	—		941,937
Other	35,592	—	—		35,592
Total assets	$6,525,593	—	$(67,523)		$6,458,070

Liabilities	$1,440,552	—	$—		$1,440,552
Note payable issued in acquisition	691,500	—	—		691,500
Total liabilities	2,132,052	—	—		2,132,052

Common stock	10,656	—	—		10,656
Additional paid-in capital	11,657,286	—	—		11,657,286

Accumulated deficits	(7,274,401)	—	(67,523)	(b)	(7,341,924)
Total Shareholders’ Equity	4,393,541	—	(67,523)		4,326,018

Total Liabilities and Shareholders’ Equity	$6,525,593	—	$(67,523)		$6,458,070

Notes to Proforma Balance Sheets

(a)	Additional amortization of intangible assets
(b)	Income statement effects of notes (a) and (b) above

JUPITER WELLNESS, INC.

PROFORMA STATEMENT OF OPERATIONS

	Year Ended December 31, 2020
	Jupiter Wellness,				Jupiter Wellness,
	Inc.				Inc.
	Consolidated	Magical	Proforma		Proforma
	Balance	Beasts, LLC	Adjustments	Notes	Balance
Sales	$1,065,665	$—	$105,404	(a)	$1,171,069
Cost of sales	624,570	—	83,428	(a)	707,998
Gross profit	441,095	—	21,976		463,071

Expenses	6,730,300	—	50,057	(a)(b)	6,782,357

Net Income (loss)	$(6,289,205)	—	$(30,081)		$(6,319,286)

(a)	Magical Beasts income and cost of sales prior to closing date
(b)	Includes additional amortization of intangibles plus expenses of Magical Beasts prior to closing

Note 13 – Acquisition of SRM Entertainment

On November 30, 2020, Jupiter Wellness, Inc. (the “Company”), entered into and closed on a share exchange agreement (the “Exchange Agreement”) with SRM Entertainment, LTD, a Hong Kong Special Administrative Region of the People’s Republic of China limited company (“SRM”) and wholly owned subsidiary of Vinco Ventures, Inc., a Nevada corporation formerly known as Edison Nation, Inc. (“Vinco”), and the shareholders of SRM set forth in the Exchange Agreement (the “SRM Shareholders”), pursuant to which the Company acquired 100% of the shares of SRM’s common stock (the “SRM Common Stock”) from the SRM Shareholders in exchange for 200,000 shares of the Company’s common stock, valued at $1,040,000, subject to a leak out provision and escrow of 50,000 shares of the Company’s common stock. Upon closing, and pursuant to the Exchange Agreement, the Company delivered 150,000 shares of its common stock to SRM and placed 50,000 shares in escrow (“Escrow Shares”). Pursuant to the Exchange Agreement, the Company shall release the Escrow Shares upon SRM generating $200,000 in cash receipts and revenue prior to January 15, 2021. The SRM Shareholders shall forfeit their right to receive the Escrow Shares if SRM does not generate $200,000 in cash receipts and revenue prior to December 31, 2020. Pursuant to the Exchange Agreement, the Company assumed all of the financial obligations of SRM, as well as its employees and offices. As a result of the Exchange Agreement, SRM became a wholly-owned subsidiary of the Company.

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

The fair value of the consideration is as follows:

Shares of the Company’s common stock issued	200,000
Market value of Company’s common stock (11/30/20 Nasdaq closing price)	$5.20
Consideration paid	$1,040,000
Net tangible liabilities assumed	339,237
Total consideration	$1,379,237

The purchase price allocation is as follows:

Distribution Agreements	$437,300
Goodwill	941,937
Total purchase price allocation	$1,379,237

Supplemental proforma financial information

The following shows the proforma results of operations as if the transaction had occurred effective January 1, 2019.

JUPITER WELLNESS, INC.

PROFORMA BALANCE SHEETS

	December 31, 2020
	Jupiter Wellness, Inc.	SRM			Jupiter Wellness, Inc.
	Consolidated	Entertainment,	Proforma		Proforma
	Balance	Ltd.	Adjustments	Notes	Balance
Cash	$4,262,168	—	$—		$4,262,168
Current Assets	726,096	—	—		726,096
Total current assets	4,988,264	—	—		4,988,264

Intangible assets	559,800	—	(145,766)	(a)	414,034
Goodwill	941,937	—	—		941,937
Other	35,592	—	—		35,592
Total assets	$6,525,593	$—	$(145,766)		$6,379,827

Liabilities	$1,440,552	$—	$—		$1,440,552
Note payable issued in acquisition	691,500	—	—		691,500
Total liabilities	2,132,052	—	—		2,132,052

Common stock	10,656	—	—		10,656
Additional paid-in capital	11,657,286	—	—		11,657,286

Accumulated deficits	(7,274,401)	—	(145,766)	(a)	(7,420,167)
Total Shareholders’ Equity	4,393,541	—			(4,247,775)

Total Liabilities and Shareholders’ Equity	$6,525,593	$—	$(145,766)		$6,379,827

Notes to Proforma Balance Sheets

(a)	Amortization of intangible assets

JUPITER WELLNESS, INC.

PROFORMA STATEMENT OF OPERATIONS

	Year Ended December 31, 2020
	Jupiter Wellness, Inc.	SRM			Jupiter Wellness, Inc.
	Consolidated	Entertainment,	Proforma		Proforma
	Balance	Ltd.	Adjustments	Notes	Balance
Sales	$1,065,665	$—	$2,727,346	(a)	3,793,011
Cost of sales	624,570	—	2,133,135	(a)	2,757,705
Gross profit	441,095	—	594,211		1,035,306

Expenses	6,730,300	—	572,885	(b)(a)	7,303,185

Net Income (loss)	$(6,289,205)	—	$21,326	(a)(b)	(6,267,879)

(a)	SRM Entertainment income and cost for the period prior to closing date
(b)	Includes additional amortization of intangibles

Note 14 - Commitments and Contingencies

The Company entered into an office lease dated April 1, 2019 with a primary term of one-year, plus two one-year extensions at the Company’s option. The base lease rate during the primary term is $2,000 per month, and the monthly rate during the optional extension will be increased to $2,080 and $2,163, respectively. The Company paid a total of $12,258 and $4,310 in rent and related fees during the six months ended June 30, 2021 and 2020, respectively.

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $64,327 representing the present value of the future payments under the lease calculated using a 10% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the three-year life of the lease. The unamortized balances at June 30, 2021 and December 31, 2020 were ROU of $-0- and $29,157, respectively, current lease liability of $-0- and $23,754, respectively, and non-current lease liability of $-0- and $6,384, respectively. Additionally, the Company recognized accreted interest expense of $1,274 and $1,228 during the six months ended June 30, 2021 and 2020, respectively.

Legal Proceedings

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, the defendants filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants’ counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted and all counterclaims were dismissed with prejudice, except the breach-of-contract and unjust enrichment claims. On June 04, 2021 the defendants filed a Second Amended Counterclaim pursuant to which on June 25, 2021, the Company filed a motion to dismiss defendants’ Second Amended Counterclaim, which again asserted one breach-of-contract and one unjust enrichment counterclaim. Defendants have not yet opposed the motion.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 15 - Subsequent Events

Subsequent to June 30, 2021 the Company entered into a new office lease Effective July 1, 2021. The primary term of the lease is five years with one renewal option for an additional three years. Minimum annual lease payments for the primary term and one renewal are as follows:

Primary Period	Amount	Amount Renewal Period	Amount
July 1 to June 30, 2022	$180,456	July 1 to June 30, 2027	$240,662
July 1 to June 30, 2023	$201,260	July 1 to June 30, 2028	$247,882
July 1 to June 30, 2024	$224,330	July 1 to June 30, 2029	$255,319
July 1 to June 30, 2025	$229,312
July 1 to June 30, 2026	$233,653

In July 2021, the Company entered into four consulting agreements which called for a combined total of 278,168 shares of the Company’s Common Stock to be issued.

In July2021, the Company entered into a licensing agreement with the Oklahoma Medical Research Foundation (“OMRF”) for the use of certain patented technology. In connection with the OMRF agreement, the Company issued OMRF a total of 87,007 shares of its common stock.

In July 2021, the company closed an underwritten public offering (the “Offering”) of 11,066,258 shares (the “Company Offering Shares”) of common stock, par value $0.001 per share and warrants (the “Company Warrants”) to purchase up to 11,607,142 shares of Common Stock. The Warrants will be exercisable immediately upon issuance with an exercise price of $2.79 per share and will expire on the fifth anniversary of the original issuance date. The net proceeds from the Offering, after deducting underwriting discounts and commissions and Offering expenses, were $28,318,314, which includes net proceeds from partial exercise of the underwriter’s option to purchase 1,741,071 Company Warrants, representing 15% of the Company Warrants sold in the base offering.

In July and August 2021, the Company paid off the total principal balances ($3,150,000) and total accrued interest ($55,473) on its outstanding convertible promissory notes.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “JUPW” and the “Company” mean Jupiter Wellness, Inc.

General Overview

Jupiter Wellness, Inc. (“Company,” “Jupiter Wellness” “we,” “us,” and “our”) was originally incorporated in the State of Delaware on October 24, 2018. Our principal business address is 1061 E. Indiantown Rd #110, Jupiter, FL 33477.

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

On November 30, 2020, the Company acquired SRM Entertainment, Limited, a Hong Kong Special Administrative Region of the People’s Republic of China limited company (“SRM”). SRM has relationships with and supplies the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park, entertainment venues and theme hotels in Orlando Florida, Beijing China, Japan and other places throughout the worldwide theme park industry.

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

Recent Developments

In July 2021, the company closed an underwritten public offering (the “Offering”) of 11,066,258 shares (the “Company Offering Shares”) of common stock, par value $0.001 per share and warrants (the “Company Warrants”) to purchase up to 11,607,142 shares of Common Stock. The Warrants will be exercisable immediately upon issuance with an exercise price of $2.79 per share and will expire on the fifth anniversary of the original issuance date. The net proceeds from the Offering, after deducting underwriting discounts and commissions and Offering expenses, were $28,318,314, which includes net proceeds from partial exercise of the underwriter’s option to purchase 1,741,071 Company Warrants, representing 15% of the Company Warrants sold in the base offering.

Going Concern Consideration

As of June 30, 2021 and December 31, 2020, the Company had $3,940,968 and $4,262,168 in cash, an accumulated deficit of $13,621,238 and $7,274,401 and cash flow used in operations of $3,237,054 for the six months ended June 30, 2021 and $2,732,736 for the year ended December 31, 2020. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our Auditors, M&K CPAS, PLLC. Subsequent to June 30, 2021, the Company closed an underwritten public offering (the “Offering”) of 11,066,258 shares (the “Company Offering Shares”) of common stock, par value $0.001 per share and warrants (the “Warrants”) to purchase up to 11,607,142 shares of Common Stock. The Warrants will be exercisable immediately upon issuance with an exercise price of $2.79 per share and will expire on the fifth anniversary of the original issuance date. The net proceeds from the Offering, after deducting underwriting discounts and commissions and Offering expenses, were $28,318,314. As a result, Management believes that the Company has sufficient capital to execute its business plan and the need for a going concern opinion has been alleviated.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the six months ended June 30, 2021 and 2020 audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2021 or December 31, 2020.

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

	For the six	For the six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020
Numerator:
Net (loss)	$(6,346,837)	$(915,173)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	11,265,828	6,983,000
Denominator for diluted earnings per share	11,265,828	6,983,000
Basic (loss) per share	$(0.56)	$(0.13)
Diluted (loss) per share	$(0.56)	$(0.13)

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

The Company recognizes revenues by applying the following steps in accordance with FASB Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

The Company’s performance obligations are satisfied when goods or products are shipped on an FOB shipping point basis as title passes when shipped. Our product is generally paid in advance of shipment or standard net 30 days and we offer no specific right of return, refund or warranty related to our products except for cases of defective products of which there have been none to date.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020, the Company recorded an allowance of $118,761 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of June 30, 2021, the Company had recognized no additional allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the six months ended June 30, 2021 and year ended December 31, 2020 and the cumulative translation gains and losses as of June 30, 2021 and December 31, 2020 were not material.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $195,716 and $63,813 for the six months ended June 30, 2021 and 2020, respectively.

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

Results of Operations

For the three months ended June 30, 2021 and 2020

The following table provides selected financial data about us for the three months ended June 30, 2021 and 2020, respectively.

	Three Months Ended
	June 30, 2021	June 30, 2020
Sales	$595,088	$457,667
Cost of Sales	413,913	236,794
Gross Profit (Loss)	181,175	220,873
Total expenses	(4,332,249)	(654,248)
Net Loss	$(4,151,074)	$(433,375)

Revenues

We generated $595,088 in revenues for the three months ended June 30, 2021 compared to $457,667 revenues in the three months ended June 30, 2020. As a result of the Covid-19 pandemic, we have experienced, and continue to experience, weakened demand for our traditional products.

Operating Expenses

We had total operating expenses of $4,332,249 for the three months ended June 30, 2021 compared to $654,248 for the three months ended June 30, 2020.

Operating expenses for the three months ended June 30, 2021 were in connection with our daily operations as follows: (i) marketing expenses of $354,336; (ii) research and development of $135,187; (iii) legal and professional expenses of $486,256, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $37,117; (v) depreciation and amortization of $21,603; (vi) general and administrative expenses of $824,381, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $1,980,436; and (viii) net interest expense of $492,933 (which includes $458,849 of amortization of original issue discount and Warrant discount on convertible promissory notes).

Operating expenses for the three months ended June 30, 2020 were in connection with our daily operations as follows: (i) marketing expenses of $22,120; (ii) research and development expense of $39,463; (iii) legal and professional expenses of $68,180; (iv) rent and utilities of $17,840; (v) depreciation and amortization of $28,358 (vi) general and administrative expenses of $442,152, consisting of office supplies and expense and other normal office and administration expenses and (vii) net interest expense of $36,135.

Income/Losses

Net losses were $4,151,074 and $433,375 for the three months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021 and 2020

The following table provides selected financial data about us for the six months ended June 30, 2021 and 2020, respectively.

	Six Months Ended
	June 30, 2021	June 30, 2020
Sales	$643,934	$575,394
Cost of Sales	437,365	336,697
Gross Profit (Loss)	206,569	238,697
Total expenses	(6,553,406)	(1,153,870)
Net Loss	$(6,346,837)	$(915,173)

Revenues

We generated $643,934 in revenues for the six months ended June 30, 2021 compared to $575,394 revenues in the six months ended June 30, 2020. As a result of the Covid-19 pandemic, we have experienced, and continue to experience, weakened demand for our traditional products.

Operating Expenses

We had total operating expenses of $6,553,406 for the six months ended June 30, 2021 compared to $1,153,870 for the six months ended June 30, 2020.

Operating expenses for the six months ended June 30, 2021 were in connection with our daily operations as follows: (i) marketing expenses of $372,232; (ii) research and development of $195,716; (iii) legal and professional expenses of $1,012,469, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $52,753; (v) depreciation and amortization of $43,206; (vi) general and administrative expenses of $1,387,885, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $3,663,349; (viii) net interest expense of $494,996 (which includes $458,849 of amortization of original issue discount and Warrant discount on convertible promissory notes) and (ix) a gain of $669,200 on settlement of note payable in connection with the Magical Beast Omnibus Agreement.

Operating expenses for the six months ended June 30, 2020 were in connection with our daily operations as follows: (i) marketing expenses of $35,191; (ii) research and development expense of $63,813; (iii) legal and professional expenses of $152,741; (iv) rent and utilities of $30,098; (v) depreciation and amortization of $43,059 (vi) general and administrative expenses of $775,464, consisting of office supplies and expense and other normal office and administration expenses and (vii) net interest expense of $53,504.

Income/Losses

Net losses were $6,346,837 and $915,173 for the six months ended June 30, 2021 and 2020, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the past six months and previous fiscal year, we implemented significant measures to remediate the previously disclosed ineffectiveness of our internal control over financial reporting, which included an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. The remediation measures consisted of the hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification of our accounting processes and enhancement to our financial controls, including the testing of such controls.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, the defendants filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants’ counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted and all counterclaims were dismissed with prejudice, except the breach-of-contract and unjust enrichment claims. On June 04, 2021, the defendants filed a Second Amended Counterclaim pursuant to which on June 25, 2021, the Company filed a motion to dismiss defendants’ Second Amended Counterclaim, which again asserted one breach-of-contract and one unjust enrichment counterclaim. Defendants have not yet opposed the motion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2021, the Company did not sell any shares of its Common Stock for cash.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jupiter Wellness, INC.

Dated: August 16, 2021	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

