Form 10-Q
period 2021-09-30
Jupiter Wellness, Inc.
filed 2021-11-12
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission File Number 001-39569

JUPITER WELLNESS, INC.

(Exact name of registrant as specified in charter)

Delaware	83-2455880
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1061 E. Indiantown Road, Suite 110
Jupiter, FL	33477
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2021, there were 23,721,001 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements

Jupiter Wellness, Inc.

Page

Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	F-2
Consolidated Statements of Operations for the Three and Nine-Months September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	F-3
Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2021 (Unaudited) and year ended December 31, 2020 (Unaudited)	F-4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and September 30, 2020 (unaudited)	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6

Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

	Nine Months ended	Year ended
	September 30,	December 31,
	2021	2020
	(Unaudited)	(audited)
Assets
Cash	$26,853,307	$4,262,168
Inventory	637,032	225,924
Account receivable	571,881	255,111
Prepaid expenses and deposits	56,372	215,904
Promissory Note from Affiliate	293,300	-
Total current assets	28,411,892	4,959,107

Right of use assets	834,139	29,157
Intangible assets	479,292	559,800
Intellectual property	675,000	-
Goodwill	941,937	941,937
Fixed assets	106,958	35,592
Total assets	$31,449,218	$6,525,593

Liabilities and Shareholders’ Equity

Accounts Payable	$801,746	$688,835
Convertible notes, net of discounts	-	525,000
Contingent note payable issued in acquisition	-	691,500
Current portion of lease liability	122,530	23,754
Accrued liabilities	93,167	112,001
Covid - 19 SBA Loan	84,354	84,578
Total current Liabilities	1,101,797	2,125,668

Long-term portion lease liability	719,985	6,384
Total liabilities	1,821,782	2,132,052

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding Common stock, $.001 par value, 100,000,000 shares authorized, of which 23,344,001 and 10,655,833 shares issued and outstanding as of September 30, 2021 and December 31, 2020	23,344	10,656
Additional paid-in capital	47,805,310	11,657,286
Common stock payable	228,450	-
Accumulated deficits	(18,429,668)	(7,274,401)
Total Shareholders’ Equity	29,627,436	4,393,541

Total Liabilities and Shareholders’ Equity	$31,449,218	$6,525,593

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Sales	$687,928	$178,335	$1,331,862	$753,729
Cost of Sales	685,769	96,608	1,123,134	433,305
Gross profit	2,159	81,727	208,728	320,424

Operating expense
General and administrative expenses	3,609,223	650,412	10,336,833	1,750,778

Other income / (expense)
Interest income	3,139	1,068	5,288	1,983
Interest expense	(1,199,400)	(39,672)	(1,696,545)	(94,091)
Other income / (expense)	(5,105)	—	664,095	—
Total other income (expense)	(1,201,366)	(38,604)	(1,027,162)	(92,108)

Net (loss)	$(4,808,430)	$(607,289)	$(11,155,267)	$(1,522,462)

Net (loss) per share:
Basic	$(0.24)	$(0.09)	$(0.79)	$(0.22)

Weighted average number of shares
Basic	19,821,999	6,893,000	14,151,337	6,983,000

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2021 and Year ended December 31, 2020

(Unaudited)

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2019	6,893,000	$6,893	$325,000	$1,032,511	$(985,196)	$379,208

Stock options issued in acquisition	—	—	—	156,612	—	156,612
Stock options issued to Officers and employees	—	—	—	251,526	—	251,526
Common stock payable issued as compensation	700,000	700	(325,000)	549,300	—	225,000
Shares issued in Initial Public Offering (“IPO”)	933,333	933	—	5,860,353	—	5,861,286
Common stock issued upon exercise of warrants	1,146,000	1,146	—	487,854	—	489,000
Common stock issued for services	475,000	475	—	1,761,650	—	1,762,125
Common stock issued upon conversion of notes	300,000	300	—	349,700	—	350,000
Common stock issued in debt settlement	8,500	9	—	8,491	—	8,500
Common stock issued in acquisition	200,000	200	—	1,039,800	—	1,040,000
Common stock issued in Endorsement Agreement	—	—	—	159,489	—	159,489
Net Loss	—	—	—	—	(6,289,205)	(6,289,205)
Balance, December 31, 2020	10,655,833	$10,656	$—	$11,657,286	$(7,274,401)	$4,393,541

Common stock issued in public offering	11,066,258	11,066		28,307,248		28,318,314
Common stock payable	—	—	228,450	—	—	228,450
Common stock issued upon conversion of notes	186,832	187	—	560,309	—	560,496
Common stock issued for services	1,020,000	1,020	—	3,073,880	—	3,074,900
Common stock issued upon exercise of cashless options	222,367	222	—	(222)	—	—
Common stock issued as compensation	67,496	68	—	172,065	—	172,133
Fair value of Stock options granted to Officers and Directors	—	—	—	2,063,338	—	2,063,388
Fair value of warrants issued and beneficial conversion feature in connection with Convertible Promissory Notes	—	—	—	1,446,531	—	1,446,531
Stock issued for intellectual property	125,175	125		524,875		525,000
Net Loss	—	—	—	—	(11,155,267)	(11,155,267)
Balance, September 30, 2021 (Unaudited)	23,344,001	$23,344	$228,450	$47,805,310	$(18,429,668)	$29,627,436

The accompanying notes are an integral part of these financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss)	$(11,155,267)	$(1,522,462)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock Based compensation	5,538,821	150,645
Gain on settlement	(669,200)	-
Depreciation & Amortization	38,488	114,481
Amortization of debt discount	1,604,031	-
Changes in current operating assets and liabilities:

Due from third party	-	400
Prepaid expenses and deposits	159,532	(25,000)
Right of Entry asset	65,424	15,419
Accounts receivable	(316,770)	(20,570)
Inventory	(411,108)	(72,161)
Security deposits and other assets	-	(1,200)
Accounts payable	112,911	(2,953)
Accrued liabilities	16,438	63,470
Lease liability	(58,029)	(15,169)
Legal fees	25,000	-

Net cash (used in) operating activities	(5,017,173)	(1,315,100)

Cash flows from investing activities:
Purchase of fixed assets	(84,202)	(44,000)
Cash paid for intellectual property	(150,000)	-
Net cash paid in acquisition	(293,300)	(245,391)
Net cash (used in) investing activities	(527,502)	(289,391)

Cash flows from financing activities:
Proceeds from convertible debt	2,967,500	1,075,000
Proceeds from public offering	28,318,314	-
Proceeds from exercise of warrants	-	45,000
Repayment of convertible debt	(3,150,000)	-
Covid -19 SBA Loan	-	84,578
Net cash provided by financing activities	28,135,814	1,204,578

Net increase (decrease) in cash and cash equivalents	22,591,139	(399,913)

Cash and cash equivalents at the beginning of the period	4,262,168	531,026

Cash and cash equivalents at the end of the period	$26,853,307	$131,113

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Acquisition of Magical Beasts, LLC (see note 12)	$-	$1,111,648
Common stock issued in conversion of promissory notes	$560,496	$-
Fair value of warrants issued and beneficial conversion feature in connection with convertible promissory notes	$1,446,531	$-
Cashless exercise of options	$222	$-
Initial ROU asset and lease liability	$870,406	$-
Fair value of shares issued for intellectual property	$525,000	$-

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Nine-Months Ended September 30, 2020

and Year Ended December 31, 2020

Note 1 - Organization and Business Operations

Jupiter Wellness, Inc. (the “Company”) was formed on October 24, 2018 as CBD Brands, Inc. under the laws of the State of Delaware, and is headquartered in Jupiter, Florida. The Company is a cutting-edge developer of cannabidiol (CBD) based medical therapeutics and wellness products. The Company’s clinical pipeline of prescription CBD-enhanced skin care therapeutics addresses indications including eczema, burns, herpes cold sores, and skin cancer. We are in the early stage of manufacturing, distributing, and marketing a diverse line of consumer products infused with CBD.

Going Concern Consideration

As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $18,429,668 and $7,274,401 and cash flow used in operations of $5,017,173 for the nine months ended September 30, 2021 and $2,732,736 for the year ended December 31, 2020. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC. During the three months ended September 30, 2021, the Company closed an underwritten public offering (the “Offering”) of 11,066,258 shares (the “Company Offering Shares”) of common stock, par value $0.001 per share and warrants (the “Warrants”) to purchase up to 11,607,142 shares of Common Stock. The Warrants will be exercisable immediately upon issuance with an exercise price of $2.79 per share and will expire on the fifth anniversary of the original issuance date. The net proceeds from the Offering, after deducting underwriting discounts and commissions and Offering expenses, were $28,318,314. As of September 30, 2021, the Company had $26,853,307 in cash and working capital of $27,310,095. As a result, Management believes that the Company has sufficient capital to execute its business plan and the need for a going concern opinion has been alleviated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2021.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Net Loss per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities, and preferred stock are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Numerator:	$(4,848,430)	$(607,289)	$(11,155,267)	$(1,522,462)
Net (loss)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	19,821,999	6,894,000	14,151,337	6,983,000
Denominator for diluted earnings per share	19,821,999	6,894,000	14,151,337	6,983,000
Basic (loss) per share	$(0.24)	$(0.09)	$(0.79)	$(0.22)
Diluted (loss) per share	$(0.24)	$(0.09)	$(0.79)	$(0.22)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Revenue Recognition

The Company generates its revenue from the sale of its products directly to the end user or through a distributor (collectively the “customer”).

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020, the Company recorded an allowance of $118,761 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of September 30, 2021, the Company had recognized no additional allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the nine months ended September 30, 2021 and year ended December 31, 2020 and the cumulative translation gains and losses as of September 30, 2021 and December 31, 2020 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $917,714 and $98,619 for the nine months ended September 30, 2021 and 2020, respectively.

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

Note 3 - Accounts Receivable

As of September 30, 2021 and December 31, 2020, the Company had accounts receivable of $571,881 (net of an allowance of $118,761) and $255,111, respectively.

Note 4 - Prepaid Expenses and Deposits

As of September 30, 2021 and December 31, 2020, the Company had prepaid expenses of $56,372 and $215,904, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 - Inventory

As of September 30, 2021 and December 31, 2020, the Company had inventory of $637,032 and $225,924, consisting of finished goods, raw materials and packaging supplies.

Note 6 – Loans to Affiliates

As of September 30, 2021, the Company had loans totaling $293,300 to Jupiter Wellness Sponsor LLC (“JWSL”), a limited liability company formed for the sponsorship of Jupiter Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”) and an affiliate. The purpose of the loans is to sponsor JWAQ’s public offering with an initial funding of $100,000,000 (see Note 16 – Subsequent Events).

Note 7 - Intangible Assets

In connection with the acquisition of Magical Beasts (see Note 12 below), the Company allocated the purchase price to intangible assets as follows:

Tradenames & trademarks	$151,800
Customer base	651,220
Non-compete	154,500
Goodwill	308,690
$1,266,210

The Non-compete has an estimated life of two years, the Customer base has an estimated life of fifteen years and the Tradenames & trademarks and Goodwill have indefinite lives and will be reviewed at each subsequent reporting period to determine if the assets have been impaired. At December 31, 2020, Goodwill was analyzed by management, assisted by a third party valuation company, and determined that the Goodwill associated with the acquisition of Magical Beasts has been impaired and as a result the Company recognized a charge to earnings of $308,690 in the year ended December 31, 2020. Additionally, the Intangibles were analyzed by management, assisted by a third-party valuation company, and determined that the Intangible associated with the acquisition of Magical Beasts had also been impaired and as a result the Company recognized an additional charge to earnings of $731,628 in the year ended December 31, 2020. The balance of the Intangible Assets at September 30, 2021 and December, 31, 2020 attributable to Magical Beasts totals $96,654 and $122,501, respectively.

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

Amortization for the nine months ended September 30, 2021 totaled $54,633 and amortization for the year ended December 31, 2020 was $18,221. The balance of the Intangible Assets at September 30, 2021 and December, 31, 2020 attributable to SRM totals $382,638 and $419,079, respectively.

During the three months ended September 30, 2021 the Company entered into two licensing agreements for the rights to use of certain patented technologies. The Company paid a total of $675,000 for the rights, consisting of $150,000 in cash and $525,000 in shares of the Company’s common stock.

Note 8 - Convertible Notes Payable – Related Parties

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

In November 2020, the $300,000 note was converted into 100,000 shares of the Company’s common stock along with a payment of $16,067 as accrued interest. Additionally, in November 2020 the $250,000 note plus accrued interest was paid in full by cash payments totaling 267,177 and the two $125,000 notes plus accrued interest of $2,778 were paid in full for total cash payments of $252,778.

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

During the three months ended September 30, 2021, the 2021 Notes were paid in full in cash. The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the nine months ended September 30, 2021 and year ended December 31, 2020:

Principal Balance, December 31, 2019	$300,000
2020 Notes	1,075,000
Conversions of Notes	(350,000)
Payments on Notes	(500,000)
Balance, December 31, 2020	525,000
Conversions of Notes	(525,000)
2021 Notes	3,150,000
Payments on Notes	(3,150,000)
Principal Balance, September 30, 2021	$-

The Company recorded interest expense of $1,604,031 related to the Convertible Promissory Notes during the nine months ended September 30, 2021, which included $157,500 of original issues discounts and $1,446,530 of warrant and beneficial conversion features expense related to the convertible notes.

Total interest expense for the Company was $1,696,545 and $94,091 for the nine months ended September 30, 2021 and 2020 respectively.

Note 9 - Note payable issued in acquisition

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

Note 10 – Covid-19 SBA Loans

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

Note 11 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of September 30, 2021, and December 31, 2020, 23,334,001 shares and 10,655,833 shares of common stock were issued and outstanding, respectively and no shares of preferred stock were issued and outstanding.

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

Regulation A Offering

On September 21, 2019, the Company filed a Form 1-A Regulation A Offering Statement Under the Securities Act of 1933, as amended, and subsequent amendments thereto on July 29, 2019 and August 19, 2019 (the “Form 1-A”). On September 5, 2019, the Form 1-A was qualified by the Securities and Exchange Commission. Pursuant to the Form 1-A, as of December 31, 2019, the Company has sold 735,000 shares of its common stock, $0.001 par value per share, at a purchase price of $1.00 per share, resulting in gross proceeds of $735,000, before deducting offering expenses of $23,000.

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

Conversion of Convertible Promissory Notes:

During 2020, the Company converted $350,000 of convertible promissory notes into 300,000 shares of its common stock. The Notes were converted per the terms of the respective Notes and the Company did not recognize any gain or loss on the conversion. (see Note 8 – Convertible Promissory Notes).

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

Nine months ended September 30, 2021 issuances:

Conversion of Convertible Promissory Notes:

During the nine months ended September 30, 2021, the Company converted $525,000 of convertible promissory notes and accrued interest of $35,496 into 186,832 shares of its common stock. The Notes were converted per the terms of the respective Notes and the Company did not recognize any gain or loss on the conversion. (see Note 8 – Convertible Promissory Notes).

Exercise of Cashless Stock Options

During the nine months ended September 30, 2021, a former Director of the Company exercised a portion of his stock options under the cashless provisions and was issued 47,470 shares of the Company’s stock, an officer of the Company exercised a portion of his stock options under the cashless provisions and was issued 15,844 shares of the Company’s stock and Ms. Whitley (see Note 13) exercised her stock options under the cashless provisions and was issued 159,053 shares of the Company’s stock.

Shares issued as compensation

During the nine months ended September 30, 2021, the Company entered into eight Consulting Agreements under the terms of which the Company issued 1,020,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. Additionally, the Company issued 67,496 shares of its common stock to employees. The Company recognized a total of $3,247,033 as stock-based compensation in the nine months ended September 30, 2021.

Shares issued for Intellectual Property

During the nine months ended September 30, 2021, the Company entered into two license agreements for the use of certain patented technology under the terms of which the Company issued a total of 125,175 shares of its common stock valued at a total of $525,000 and paid an additional$150,000 in cash. The total $675,000 is carried as Intellectual properties on the balance sheet of the Company. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements.

Shares issued in Public Offering

In July 2021, the company closed an underwritten public offering (the “Offering”) of 11,066,258 shares (the “Company Offering Shares”) of common stock, par value $0.001 per share and warrants (the “Company Warrants”) to purchase up to 11,607,142 shares of Common Stock. The Warrants will be exercisable immediately upon issuance with an exercise price of $2.79 per share and will expire on the fifth anniversary of the original issuance date. The net proceeds from the Offering, after deducting underwriting discounts and commissions and Offering expenses, were $28,318,314, which includes net proceeds from partial exercise of the underwriter’s option to purchase 442,650 Company Warrants.

The following table sets forth the issuances of the Company’s shares of common stock for the nine months ended September 30, 2021 and year ending

December 31, 2020:

Balance December 31, 2019	6,893,000
Warrant Exercise Shares	1,146,000
Initial Public Offering Shares	933,333
Conversion of Promissory Notes	300,000
Endorsement Shares	50,000
Consulting Services Shares	425,000
Whitley Settlement Shares	8,500
Stock based compensation	700,000
SRM Entertainment Acquisition Shares	200,000

Balance December 31, 2020	10,655,833
Conversion of Promissory Notes	186,832
Exercise of stock options	222,407
Stock based compensation	67,496
Consulting Services Shares	1,020,000
Intellectual property	125,175
Public offering	11,066,258
Balance September 30, 2021	23,344,001

Common Stock Payable

The Company entered into three consulting agreement which call for a cash component and a stock component. At September 30, 2021 the Company had accrued a total of $228,450 of stock payable relating to the agreements.

Total Common Stock Payable at September 30, 2021 was $228,450. and the total number of shares of common stock issuable is 43,500.

Note 12 - Warrants and Options

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

Convertible Note Warrants: In connection with the issuance of three convertible promissory notes, the Company issued 525,000 warrants with an exercise price of $6.00 and five-year term (see Note 7).

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
5/5/2020-5/19/21	$1,888,495	5	$6.00	$4.26	299%	0.0080

Public Offering Warrants: In connections with the Company’s public offering (see Note 10), the Company issued 11,607,142 warrants to the purchasers of the common stock, exercisable immediately at an exercise price of $2.79 and 442,650 warrants to the underwriter immediately exercisable at $3.50.

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
7/26/2020	$20,921,265	5	$2.79	$2.03	331%	0.0033
7/26/2020	786,395	5	$3.50	$2.03	331%	0.0033

The following tables summarize all warrants outstanding as of September 30, 2021 and December 31, 2020, and the related changes during the period. Exercise price is the weighted average for the respective warrants and end of period.

	Number of	Exercise
	Warrants	Price
Stock Warrants
Balance at December 31, 2019	1,158,000	$0.50
Warrants issued in connection with the IPO	1,073,333	8.50
Exercised	(1,158,000)	0.50
Warrants issued in Endorsement Agreement	50,000	3.90
Balance at December 31, 2020	1,123,333	$8.30
Warrants issued in connection with Convertible Notes (see note 7)	525,000	6.00
Warrants issued in connection with the Public offering	12,049,125	2.82
Balance at September 30, 2021	13,698,125	$3.24

Warrants Exercisable at September 30, 2021	13,698,125	$3.24

Options

During 2020, certain Directors and a consultant were granted stock options to purchase a total of 211,330 additional shares of the Company’s common stock. The options have a three-year term with an exercise price between $0.25 and $4.49.

During the nine months ended September 30, 2021, the Company issued a total of 1,030,620 options with an exercise price between $0.25 and $5.59 each with a three-year term to its Officers and Directors.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

				Market
				Price on
Reporting	Number of	Term	Exercise	Grant	Volatility	Fair
Date	Options	(Years)	Price	Date	Percentage	Value
2/25/20 – 11/18/20	211,330	3	$0.25 - 4.49	$1.00 – 4.49	169% - 209%	$251,526
1/01/21 – 6/30/21	253,400	3	$0.25 - 5.59	$3.78 - 5.59	148% - 209%	$1,244,179
7/1/21-9/30/21	777,220	5	$1.77	$1.58	127%	$816,158

The Company recognized $2,063,338 and $251,526 as compensation expense in the financial statements for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

At September 30, 2021, the Company had 1,386,610 options outstanding.

Note 13 - Acquisition of Magical Beasts, LLC

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

JUPITER WELLNESS, INC.

PROFORMA BALANCE SHEETS

	December 31, 2020
	Jupiter				Jupiter ,
	Wellness,				Wellness
	Inc.	Magical			Inc.
	Consolidated Balance	Beasts, LLC	Proforma Adjustments	Notes	Proforma Balance
Cash	$4,262,168	—	$—		$4,262,168
Current Assets	726,096	—	—		726,096
Total current assets	4,988,264	—	—		4,988,264

Intangible assets	559,800	—	(67,523)	(a)	492,277
Goodwill	941,937	—	—		941,937
Other	35,592	—	—		35,592
Total assets	$6,525,593	—	$(67,523)		$6,458,070

Liabilities	$1,440,552	—	$—		$1,440,552
Note payable issued in acquisition	691,500	—	—		691,500
Total liabilities	2,132,052	—	—		2,132,052

Common stock	10,656	—	—		10,656
Additional paid-in capital	11,657,286	—	—		11,657,286

Accumulated deficits	(7,274,401)	—	(67,523)	(b)	(7,341,924)
Total Shareholders’ Equity	4,393,541	—	(67,523)		4,326,018

Total Liabilities and Shareholders’ Equity	$6,525,593	—	$(67,523)		$6,458,070

Notes to Proforma Balance Sheets

(a)	Additional amortization of intangible assets

(b)	Income statement effects of notes (a) and (b) above

JUPITER WELLNESS, INC.

PROFORMA STATEMENT OF OPERATIONS

	Year Ended December 31, 2020
	Jupiter				Jupiter
	Wellness,				Wellness,
	Inc.				Inc.
	Consolidated Balance	Magical Beasts, LLC	Proforma Adjustments	Notes	Proforma Balance
Sales	$1,065,665	$—	$105,404	(a)	$1,171,069
Cost of sales	624,570	—	83,428	(a)	707,998
Gross profit	441,095	—	21,976		463,071

Expenses	6,730,300	—	50,057	(a)(b)	6,782,357

Net Income (loss)	$(6,289,205)	—	$(30,081)		$(6,319,286)

(a)Magical Beasts income and cost of sales prior to closing date

(b)Includes additional amortization of intangibles plus expenses of Magical Beasts prior to closing

Note 14 – Acquisition of SRM Entertainment

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

JUPITER WELLNESS, INC.

PROFORMA BALANCE SHEETS

	December 31, 2020
	Jupiter Wellness,				Jupiter Wellness,
	Inc.	SRM			Inc.
	Consolidated	Entertainment,	Proforma		Proforma
	Balance	Ltd.	Adjustments	Notes	Balance
Cash	$4,262,168	—	$—		$4,262,168
Current Assets	726,096	—	—		726,096
Total current assets	4,988,264	—	—		4,988,264

Intangible assets	559,800	—	(145,766)	(a)	414,034
Goodwill	941,937	—	—		941,937
Other	35,592	—	—		35,592
Total assets	$6,525,593	$—	$(145,766)		$6,379,827

Liabilities	$1,440,552	$—	$—		$1,440,552
Note payable issued in acquisition	691,500	—	—		691,500
Total liabilities	2,132,052	—	—		2,132,052

Common stock	10,656	—	—		10,656
Additional paid-in capital	11,657,286	—	—		11,657,286

Accumulated deficits	(7,274,401)	—	(145,766)	(a)	(7,420,167)
Total Shareholders’ Equity	4,393,541	—			(4,247,775)

Total Liabilities and Shareholders’ Equity	$6,525,593	$—	$(145,766)		$6,379,827

Notes to Proforma Balance Sheets

(a)	Amortization of intangible assets

JUPITER WELLNESS, INC.

PROFORMA STATEMENT OF OPERATIONS

	Year Ended December 31, 2020
	Jupiter Wellness,				Jupiter Wellness,
	Inc.	SRM			Inc.
	Consolidated	Entertainment,	Proforma		Proforma
	Balance	Ltd.	Adjustments	Notes	Balance
Sales	$1,065,665	$—	$2,727,346	(a)	3,793,011
Cost of sales	624,570	—	2,133,135	(a)	2,757,705
Gross profit	441,095	—	594,211		1,035,306

Expenses	6,730,300	—	572,885	(b)(a)	7,303,185

Net Income (loss)	$(6,289,205)	—	$21,326	(a)(b)	(6,267,879)

(a)	SRM Entertainment income and cost for the period prior to closing date

(b)	Includes additional amortization of intangibles

Note 15 - Commitments and Contingencies

The Company entered into a new office lease Effective July 1, 2021. The primary term of the lease is five years with one renewal option for an additional three years. Minimum annual lease payments for the primary term and one renewal are as follows:

Primary Period	Amount	Amount During Renewal Period	Amount
July 1 to June 30, 2022	$180,456	July 1 to June 30, 2027	$240,662
July 1 to June 30, 2023	$201,260	July 1 to June 30, 2028	$247,882
July 1 to June 30, 2024	$224,330	July 1 to June 30, 2029	$255,319
July 1 to June 30, 2025	$229,312
July 1 to June 30, 2026	$233,653

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at September 30, 2021 were ROU of $834139 and $842,515. At September 30, 2021, the current portion of the lease liability was $122,530 and non-current portion of the lease liability was $719,985. Additionally, the Company recognized accreted interest expense of $17,223 and rent expense of $36,267 for the new lease during the nine months ended September 30, 2021.

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

Note 16 - Subsequent Events

On November 3, 2021, the Company filed a registration statement with the Securities and Exchange Commission to sponsor Jupiter Wellness Acquisition Corporation (“JWAC”) a SPAC, dedicated to investing in AI based therapeutics and diagnostics with an initial funding target of $100M. As of September 30, 2021, the Company had loaned $293,300 to Jupiter Wellness Sponsor LLC (“JWSL”), an affiliate, which in turn loaned the funds to JWAC. If the offering is successful, JWSL is obligated to purchase 425,000 Units ($4,250,000) in connection with the Offering. The Company’s portion of the obligation would be $2,050,000.

In October the Company issued a total of 377,000 shares of the Company’s common stock related to consulting services of which 27,000 were included in Common Stock Payable at September 30, 2021 and 350,000 were for new agreements.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

On November 3, 2021, the Company filed a registration statement with the Securities and Exchange Commission to sponsor Jupiter Wellness Acquisition Corporation (“JWAC”) a SPAC, dedicated to investing in AI based therapeutics and diagnostics with an initial funding target of $100M. As of September 30, 2021, the Company had loaned $293,300 to Jupiter Wellness Sponsor LLC (“JWSL”), an affiliate, which in turn loaned the funds to JWAC. If the offering is successful, JWSL is obligated to purchase 425,000 Units ($4,250,000) in connection with the Offering. The Company’s portion of the obligation would be $2,050,000. In October 2021, the Company amended Brian John’s employment agreement and title to also make him the Chief Investment Officer of Jupiter Wellness, Inc., Jupiter Wellness Investment Corp. and Jupiter Wellness Acquisition Corp.. Pursuant to the amendment, he is entitled to twenty percent (20%) of the net profits realized from any investments made by Mr. John.

Going Concern Consideration

As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $18,429,668 and $7,274,401 and cash flow used in operations of $5,017,173 for the nine months ended September 30, 2021 and $2,732,736 for the year ended December 31, 2020. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our Auditors, M&K CPAS, PLLC. During the three months ended September 30, 2021, the Company closed an underwritten public offering (the “Offering”) of 11,066,258 shares (the “Company Offering Shares”) of common stock, par value $0.001 per share and warrants (the “Warrants”) to purchase up to 11,607,142 shares of Common Stock. The Warrants will be exercisable immediately upon issuance with an exercise price of $2.79 per share and will expire on the fifth anniversary of the original issuance date. The net proceeds from the Offering, after deducting underwriting discounts and commissions and Offering expenses, were $28,318,314. As of September 30, 2021, the Company had $26,853,307 in cash and working capital of $27,310,095. As a result, Management believes that the Company has sufficient capital to execute its business plan and the need for a going concern opinion has been alleviated.

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness, Inc., a Florida corporation, Magical Beasts, LLC, a Nevada limited liability company, SRM Entertainment, Limited, a Hong Kong private limited company, and Jupiter Wellness Investments, Inc., a Florida corporation. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the nine months ended September 30, 2021 and 2020 audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2021 or December 31, 2020.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Numerator:	$(4,848,430)	$(607,289)	$(11,155,267)	$(1,522,462)
Net (loss)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	19,821,999	6,894,000	14,151,337	6,983,000
Denominator for diluted earnings per share	19,821,999	6,894,000	14,151,337	6,983,000
Basic (loss) per share	$(0.24)	$(0.09)	$(0.79)	$(0.22)
Diluted (loss) per share	$(0.24)	$(0.09)	$(0.79)	$(0.22)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020, the Company recorded an allowance of $118,761 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of September 30, 2021, the Company had recognized no additional allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the nine months ended September 30, 2021 and year ended December 31, 2020 and the cumulative translation gains and losses as of September 30, 2021 and December 31, 2020 were not material.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $917,714 and $98,619 for the nine months ended September 30, 2021 and 2020, respectively.

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

Results of Operations

For the three months ended September 30, 2021 and 2020

The following table provides selected financial data about us for the three months ended September 30, 2021 and 2020, respectively.

	Three Months Ended
	September 30, 2021	September 30, 2020
Sales	$687,928	$178,335
Cost of Sales	685,769	96,608
Gross Profit (Loss)	2,159	81,727
Total expenses	(4,810,589)	(689,016)
Net Loss	$(4,808,430)	$(607,289)

Revenues

We generated $687,928 in revenues for the three months ended September 30, 2021 compared to $178,335 revenues in the three months ended September 30, 2020. As a result of the Covid-19 pandemic, we have experienced, and continue to experience, weakened demand for our traditional products.

Total Expenses

We had total operating expenses of $4,810,589 for the three months ended September 30, 2021 compared to $689,016 for the three months ended September 30, 2020.

Operating expenses for the three months ended September 30, 2021 were in connection with our daily operations as follows: (i) marketing expenses of $13,996; (ii) research and development of $721,998; (iii) legal and professional expenses of $554,553, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $7,565; (v) depreciation and amortization of $27,839; (vi) general and administrative expenses of $407,801, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $1,875,471; and (viii) net interest expense of $1,196,261 (which includes $1,145,182 of amortization of original issue discount and Warrant discount on convertible promissory notes and $3,139 interest income) and (ix) other expense of $5,105.

Operating expenses for the three months ended September 30, 2020 were in connection with our daily operations as follows: (i) marketing expenses of $19,019; (ii) research and development expense of $34,806; (iii) legal and professional expenses of $55,285; (iv) rent and utilities of $24,272; (v) depreciation and amortization of $36,374 (vi) general and administrative expenses of $480,656, consisting of office supplies and expense and other normal office and administration expenses and (vii) net interest expense of $38,604.

Income/Losses

Net losses were $4,808,430 and $607,289 for the three months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021 and 2020

The following table provides selected financial data about us for the nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended
	September 30, 2021	September 30, 2020
Sales	$1,331,862	$753,729
Cost of Sales	1,123,134	433,305
Gross Profit (Loss)	208,728	320,424
Total expenses	(11,363,995)	(1,842,886)
Net Loss	$(11,155,267)	$(1,522,462)

Revenues

We generated $1,331,862 in revenues for the nine months ended September 30, 2021 compared to $753,729 revenues in the nine months ended September 30, 2020. As a result of the Covid-19 pandemic, we have experienced, and continue to experience, weakened demand for our traditional products.

Operating Expenses

We had total operating expenses of $11,363,995 for the nine months ended September 30, 2021 compared to $1,842,886 for the nine months ended September 30, 2020.

Operating expenses for the nine months ended September 30, 2021 were in connection with our daily operations as follows: (i) marketing expenses of $386,228; (ii) research and development of $917,714; (iii) legal and professional expenses of $1,567,022, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $60,318; (v) depreciation and amortization of $71,044; (vi) general and administrative expenses of $1,795,686, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $5,538,821; (viii) net interest expense of $1,696,545 (which includes $1,560,334 of amortization of original issue discount and Warrant discount on convertible promissory notes) and (ix) a net gain of $664,095 (which includes a gain of $669,200 on settlement of note payable in connection with the Magical Beast Omnibus Agreement and $5,105 other loss).

Operating expenses for the nine months ended September 30, 2020 were in connection with our daily operations as follows: (i) marketing expenses of $54,210; (ii) research and development expense of $98,619; (iii) legal and professional expenses of $208,026; (iv) rent and utilities of $54,370; (v) depreciation and amortization of $79,433 (vi) general and administrative expenses of $1,256,120, consisting of office supplies and expense and other normal office and administration expenses and (vii) net interest expense of $92,108.

Income/Losses

Net losses were $11,155,267 and $1,522,462 for the nine months ended September 30, 2021 and 2020, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the past nine months and previous fiscal year, we implemented significant measures to remediate the previously disclosed ineffectiveness of our internal control over financial reporting, which included an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. The remediation measures consisted of the hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification of our accounting processes and enhancement to our financial controls, including the testing of such controls.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2021, the Company did not sell any unregistered shares of its Common Stock for cash.

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

Jupiter Wellness, INC.

Dated: November 12, 2021	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

