Form 10-K
period 2021-12-31
Jupiter Wellness, Inc.
filed 2022-03-31
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

Commission File Number: 001-39569

Jupiter Wellness, Inc.

(Exact name of registrant as specified in its charter)

delaware	83-2455880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

1061 E. Indiantown Rd., Ste. 110

Jupiter, FL 33477

(Address of principal executive offices, including zip code)

(561) 244-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock Warrants to purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
(Do not check if smaller reporting company)	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximately $30,417,453 as of June 30, 2021.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 30, 2022, was 22,086,411.

Jupiter Wellness, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

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

In November 2021, Jupiter Wellness received an official written response from a Type B pre-Investigational New Drug (IND) meeting with the U.S. Food and Drug Administration (FDA) for JW-100, a topical drug the treatment of eczema. The main purpose of the pre-IND meeting was to evaluate the drug development plan for JW-100. Jupiter Wellness believes that the written response from the FDA supports the Company’s approach and its overall drug development strategy to enable the filing of an IND for its clinical studies on JW-100.

On November 16, 2021, Jupiter Wellness announced the results of a double-blinded placebo controlled clinical trial on JW-300 showing efficacy for the treatment of developing burns (sunburn).

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

On November 30, 2020 the Company acquired SRM Entertainment, Limited, a Hong Kong Special Administrative Region of the People’s Republic of China limited company (“SRM”). SRM has relationships with and supplies the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park, entertainment venues and theme hotels in Orlando Florida, Beijing China, Japan and other places throughout the worldwide theme park industry.

Organizational History

Jupiter Wellness, Inc. was originally incorporated in the State of Delaware on October 24, 2018. Our principal business address is 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477.

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

Overall, we believe that our currently offered sunscreen products comply with the FDA Final Rule for sunscreen products under 21 CFR 352 Sunscreen products for Over-the-Counter Human Use. Therefore, we believe that our sunscreen products fall within the FDA monograph. Our products have been tested for SPF Evaluation (SPF rating), Critical Wave Length (Broad Spectrum claim) and Water Resistance, each of which is defined within the monograph and labeled accordingly.

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

We filed a provisional patent number 62/884,955 on 08/09/2019 on an Aspartame/CBD combination and intend to develop products containing a combination of CBD and Aspartame under the CaniDermRX name for the treatment of pain and inflammation. On February 11, 2021, the US Patent Published our US Patent Application 20210038513 and on April 5, 2021 we filed the International filing through PCT Application PCT/US 2020/045408. On April 6, 2021, we filed a PCT Application No.: PCT/US2021/025947* on CBD sunscreens.

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

Nidaria Distribution Agreement

On November 5, 2020, we entered into the Nidaria Distribution Agreement with Nidaria, Pursuant to which we purchase, market, promote, distribute and sell Nidaria’s Safe Sea® sunscreen that provides protection against jellyfish stings. Pursuant to the Nidaria Distribution Agreement, the Company shall serve as Nidaria’s exclusive distributor of Safe Sea in the state of Florida. The Nidaria Distribution Agreement shall have a term of two (2) years, commencing December 1, 2020, and may be renewed for one (1) additional year upon the mutual consent of us and Nidaria. This agreement was not renewed for 2022 by mutual consent.

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

SRM Acquisition

On November 30, 2020, we entered into and closed the Exchange Agreement with SRM, a Hong Kong Special Administrative Region of the People’s Republic of China limited company and wholly owned subsidiary of Vinco, and SRM Shareholders, pursuant to which we acquired 100% of the SRM Common Stock from the SRM Shareholders in exchange for 200,000 shares of the Company’s common stock, the resale of which is subject to a leak out provision and escrow of 50,000 shares of the Company’s common stock. Upon closing, and pursuant to the Exchange Agreement, the Company delivered the 150,000 shares of its common stock to SRM and placed 50,000 shares in escrow (“Escrow Shares”). Pursuant to the Exchange Agreement, the Company shall release the Escrow Shares upon SRM generating $200,000 in cash receipts and revenue prior to January 15, 2021. The Escrow shares have not been released as of the date hereof. Pursuant to the Exchange Agreement, the Company assumed all of the financial obligations of SRM, as well as its employees and offices. As a result of the Exchange Agreement, SRM became a wholly-owned subsidiary of the Company.

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

What distinguishes us in the marketplace is our clinical trials approach (double-blinded, placebo-controlled trials) that have demonstrated the clinical efficacy of our topical products.

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

The Company incurred research and development expenses of $1,079,362 and $308,367 for the years ended December 31, 2021 and 2020, respectively.

On July 12, 2021, we entered into a clinical trial research agreement (the “Clinical Trial Research Agreement”) with AB. Under the Clinical Research Agreement, AB will design, manage and conduct a head-to-head study of JW-101 compared to EUCRISA (crisaborole ointment 2%) for the treatment of Eczema (the “Study”). The Company will sponsor the Study and under the projected budget laid out in the Clinical Trial Research Agreement will pay AB $1,088,010.00 for its research activities.

As previously reported in a Current Report on Form 8-K filed with the SEC on December 14, 2021, the Company, entered into a stock purchase agreement (the “Original Purchase Agreement”), which was later amended and restated (the “Purchase Agreement”), and reported in a Current Report on Form 8-K filed with the SEC on January 13, 2022 (the “January 13th Disclosure”), with Next Frontier Pharmaceuticals, Inc. (“Next Frontier Pharmaceuticals”), a Delaware corporation, and certain of its affiliates (the “Next Frontier Affiliates”, and together with “Next Frontier Pharmaceuticals”, the “Next Frontier Parties”), pursuant to which the Company planned to acquire Next Frontier Pharmaceuticals (the “Acquisition”). The Purchase Agreement contained conditions to close that were not met by the Next Frontier Parties, including delivery of financial statement. As such, on February 17, 2022, without consummating the Acquisition, Next Frontier Pharmaceuticals delivered to the Company a letter pursuant to which Next Frontier Pharmaceuticals terminated the Purchase Agreement (the “Termination Date”). In light of the aforementioned termination, the Company did not effectuate the Transactions, including the distribution of shares of SRM to the Company’s stockholders, as was contemplated in the Purchase Agreement and previously disclosed in the January 13th Disclosure.

As of the Termination Date, an indebtedness balance in an aggregate amount totaling $11.2 million, which was previously advanced by the Company to the Next Frontier Parties under those certain Secured Promissory Note, dated December 8, 2021 (the “December 2021 Note”), and Secured Promissory Note, dated January 7, 2022 (the “January 2022 Note”), is owed and outstanding. The December 2021 Note has a maturity date of June 8, 2022, and the January 2022 Note has a maturity date of July 7, 2022, or otherwise when due.

On June 4, 2021, the Company filed a registration statement on Form S-1 (File No. 333- 258005) which was declared effective on June 21, 2021, for the sale or other disposition from time to time by the selling shareholders identified in the prospectus of up to 1,050,002 shares of Common Stock consisting of up to 525,001 Common Stock, at a $4.54 share price, which may be issued upon the conversion of convertible promissory notes issued in May 2021, and up to 525,001 Common Stock, at a $6.00 share price, which may be issued upon the exercise of outstanding warrants.

Pursuant to a registration statement on Form S-1 (File No. 333- 258005) which was declared effective on June 21, 2021 (the “June Registration Statement”) the Company undertook a firm commitment offering (the “Offering”) of shares of our common stock (“Common Stock”), par value $0.001 per share. With a combined public offering price of each share of Common Stock and Company Warrant (as defined below) of $2.80, a total of 11,066,258 shares (the “Company Offering Shares”) and 11,607,142 warrants (the “Company Warrants”) to purchase 11,607,142 shares were registered. In addition a total of 540,884 shares were offered by the Company selling stockholder. As part of the compensation, the Company also issued 442,650 warrants to Aegis Capital Corp. to purchase 442,650 shares.

On January 20, 2022 the Company received a letter from Nasdaq stating that, because the Company made the Share Grants not pursuant to the 2021 Equity Plan despite them considered to be S-8 eligible, Nasdaq had determined that the Company did not comply with Listing Rule 5635(c). It was brought to our attention that 180,000 shares of common stock, out of the total 1,020,000 shares of common stock to consultants (the “Consulting Share Awards”) that were issued to three consultants, Greentree Financial (100,000 shares), Inc., L&H Inc. (20,000 shares), and Tee 2 Green Enterprises, Ltd. (60,000 shares), during the relevant period (the “Share Grants”), should have been issued pursuant to the 2021 Equity Plan because the Share Grants were considered to be S-8 eligible. As a result, the inadvertent issuance of the Share Grants to the mentioned-above three consultants was not made in compliance with Listing Rule 5635(c). The Company subsequently notified Nasdaq that the Board has approved the reallocation of the Share Grants to be accounted for as if they were originally issued under the 2021 Equity Plan, and has made the corresponding change to the Company’s books and records. However, since the 2021 Equity Plan has previously been exercised in full, to allow for the reallocation of the Share Grants under the 2021 Equity Plan, on January 17, 2022, the Board determined that 100,000 options that have previously been issued under the 2021 Equity Plan to Brian John, and 100,000 options issued to Dr. Glynn Wilson be cancelled, a revocation to which Messrs. John and Wilson have agreed. Following the remedial measures, on January 20, 2022 , the Company was informed that the Company has regained compliance with the Rule and that this matter is now closed.

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

FDA Regulation of CBD

On June 25th, 2018 the US Federal Drug Administration (FDA) approved Epidiolex. Epidiolex is the first and only FDA-approved prescription cannabidiol (CBD). It is approved to treat seizures associated with Lennox-Gastaut syndrome (LGS), Dravet syndrome, or tuberous sclerosis complex (TSC) in patients 1 year of age and older. Accordingly, the FDA has designated CBD as a drug and the need for all marketed products to follow FDA guidelines for safety and efficacy. It is not yet clear how this will affect thousands of CBD products already on the market given the multitude of state and local regulations that cover this field.

Employees

As of December 31, 2021, we had twelve full-time employees , including Chief Executive Officer Brian S. John, Chairman and Chief Science Officer, Dr. Glynn Wilson, Chief Financial Officer, Douglas McKinnon, Chief Operating Officer, Ryan Allison and Chief Compliance Officer, Richard Miller. We believe our relations with our employees to be good.

Properties

Currently, we do not own any real property. We rent an office space at 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477 for $15,038 per month. The Company entered into the office lease effective July 1, 2021, which has a primary term of the lease of five years with one renewal option for an additional three years..

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

The success of new product introductions depends on various factors, including, without limitation, the following:

●	Successful sales and marketing efforts;

●	Timely delivery of new products;

●	Availability of raw materials;

●	Pricing of raw materials;

●	Regulatory allowance of the products; and

●	Customer acceptance of new products

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

Any delays or difficulties we encounter in our clinical trials may delay or preclude regulatory approval from the FDA or from international regulatory organizations. Any delay or preclusion of regulatory approval would be expected to delay or preclude the commercialization of our products. Examples of delays or difficulties that we may encounter in our clinical trials include without limitation the following:

●	Clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our products;

●	Our products may fail to be more effective than current therapies, or to be effective at all;

●	We may discover that our products have adverse side effects, which could cause our products to be delayed or precluded from receiving regulatory approval or otherwise expose us to significant commercial and legal risks;

●	It may take longer than expected to determine whether or not a treatment is effective;

●	Patients involved in our clinical trials may suffer severe adverse side effects even up to death, whether as a result of treatment with our products, the withholding of such treatment, or other reasons (whether within or outside of our control);

●	We may fail to be able to enroll a sufficient number of patients in our clinical trials;

●	Patients enrolled in our clinical trials may not have the characteristics necessary to obtain regulatory approval for a particular indication or patient population;

●	We may be unable to produce sufficient quantities of product to complete the clinical trials;

●	Even if we are successful in our clinical trials, any required governmental approvals may still not be obtained or, if obtained, may not be maintained;

●	If approval for commercialization is granted, it is possible the authorized use will be more limited than is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities, which will cause a substantial increase in costs and which we might not succeed in performing or completing; and

●	If granted, approval may be withdrawn or limited if problems with our products emerge or are suggested by the data arising from their use or if there is a change in law or regulation.

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

If CaniDermRX receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of CaniDermRX:

●	regulatory authorities may withdraw their approval of the product, which would force us to remove CaniDermRX from the market;

●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;

●	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;

●	we may be subject to limitations on how we may promote the product;

●	sales of the product may decrease significantly;

●	we may be subject to litigation or product liability claims; and

●	our reputation may suffer.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials with products for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in our competitors’ clinical trials. Patient enrollment may also be affected by other factors, including:

●	coordination with clinical research organizations to enroll and administer the clinical trials;

●	coordination and recruitment of collaborators and investigators at individual sites;

●	size of the patient population and process for identifying patients;

●	design of the clinical trial protocol;

●	eligibility and exclusion criteria;

●	perceived risks and benefits of the product candidates under study;

●	availability of competing commercially available therapies and other competing products’ clinical trials;

●	time of year in which the trials are initiated or conducted;

●	severity of the diseases under investigation;

●	ability to obtain and maintain subject consents;

●	ability to enroll and treat patients in a timely manner;

●	risk that enrolled subjects will drop out before completion of the trials;

●	proximity and availability of clinical trial sites for prospective patients;

●	ability to monitor subjects adequately during and after treatment; and

●	patient referral practices of physicians.

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

Any non-OTC product candidate that we may develop, such as our current CaniSkin and CaniSun product lines, may not gain market acceptance among physicians and patients. Market acceptance of and demand for any non-OTC product that we may develop will depend on many factors, including without limitation:

●	Comparative superiority of the effectiveness and safety in the treatment of the disease indication compared to alternative treatments;

●	Less prevalence and severity of adverse side effects;

●	Potential advantages over alternative treatments;

●	Cost effectiveness;

●	Convenience and ease of administration;

●	Sufficient third-party coverage and/or reimbursement;

●	Strength of sales, marketing and distribution support; and

●	Our ability to provide acceptable evidence of safety and efficacy.

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

Our supply chain and the development of our product candidates, including that of our subsidiaries, could be, and have been, disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. We are still assessing our business plans and the impact COVID-19 may have on our supply chain and ability to conduct our clinical trials, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic. Our subsidiary SRM, was materially adversely affected by COVID-19 and its impact on the amusement park industry. SRM’s sales to amusement parks materially decreased during 2020. SRM’s revenue for the fiscal year ended December 31, 2019 was $7,046,073 and were reduced to $ 2,958,199 for the fiscal year ended December 31, 2020  and further reduced to $2,693,131 for the year ended December 31, 2021, which was a result of the closing of amusement and theme parks in 2020 as a result of the COVID-19 pandemic.. During the first quarter of 2021, SRM had no revenues due to the closure of our customers theme parks.

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

Our business plan includes the marketing and sale of our proposed products in international markets. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

●	Macroeconomic conditions adversely affecting geographies where we intend to do business;

●	Foreign currency exchange rates;

●	Political or social unrest or economic instability in a specific country or region;

●	Higher costs of doing business in foreign countries;

●	Infringement claims on foreign patents, copyrights or trademark rights;

●	Difficulties in staffing and managing operations across disparate geographic areas;

●	Difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

●	Trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

●	Adverse tax consequences;

●	Unexpected changes in legal and regulatory requirements;

●	Military conflict, terrorist activities, natural disasters and medical epidemics; and

●	Our ability to recruit and retain channel partners in foreign jurisdictions.

Risks Related to our Financial Position and Capital Needs

Our accountant has indicated doubt about our ability to continue as a going concern.

As of March 31, 2021, the Company had $3,007,792 in cash, accumulated deficit of $9,470,164 and cash flow used in operations of $1,254,376. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) engage in very limited activities without incurring any liabilities that must be satisfied in cash; and (b) offer noncash consideration and seek for equity lines as a means of financing its operations. Additionally, the Company’s plan includes certain scheduled research and development activities and related clinical trials which may be deferred as needed. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Our Second Amended and Restated Certificate of Incorporation contains an exclusive forum provision for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Second Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, New York shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or the Company’s shareholders or (c) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said court having personal jurisdiction over the indispensable parties named as defendants therein. This provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims. This provision does not apply to actions arising under the Exchange Act or Securities Act.

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

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	Make a special written suitability determination for the purchaser;

●	Receive the purchaser’s prior written agreement to the transaction;

●	Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

●	Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

Although our common stock is not currently subject to these rules, it were to become subject to such rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located in leased premises of approximately 6,908 square feet at 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, Mr. Koch and Bedford Investment Partners, LLC (together, the “Koch Parties”) filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants’ counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted and all counterclaims were dismissed with prejudice, except the breach-of-contract and unjust enrichment claims. On June 04, 2021 the Koch Parties filed a Second Amended Counterclaim, re-alleging their previous breach-of-contract and unjust enrichment counterclaims. On June 25, 2021, the Company filed a motion to dismiss defendants’ Second Amended Counterclaim, which the parties briefed in summer 2021. On February 14, 2022, the court dismissed all of the Koch Parties’ counterclaims except to the extent that they alleged unjust enrichment against Jupiter and Mr. John. On March 22, 2022, the Parties engaged in a Settlement Conference before The Honorable Sarah L. Cave, which did not resolve the case. On March 25, 2022, The Honorable Lewis J. Liman granted Jupiter and Mr. John permission to move for summary judgment dismissing the Koch Parties’ unjust enrichment counterclaim, and scheduled a jury trial to begin no earlier than November 14, 2022.

On July 6 , 2020, Brian Menke (the “Plaintiff”) filled a lawsuit in Nevada court seeking to enforce a judgement that he had obtained in 2012 against Krista Whitley, the former owner and manager of Magical Beasts LLC., in the amount of $250,000. In July 2020, the Plaintiff brought a claim in Nevada State Court to impute such judgement to the Company’s wholly owned subsidiary, Magical Beasts, LLC. On August 6, 2020, the court imputed the judgement to Magical Beasts and advised the Company that before paying any funds to Ms. Whitley, they must first satisfy the judgement to the Plaintiff. On October 12, 2020, the Company, Ms. Whitley and the Plaintiff reached a settlement agreement whereby the Company agreed that of the $1,000,000 payable to Ms. Whitley, the first $334,000 be paid to the Plaintiff. Ms. Whitley in turn agreed that such payments would be applied to the $1,000,000 owed to Ms. Whitley that was to be paid from the proceeds of the offering and the Plaintiff agreed to withdraw the case against Magical Beasts without prejudice.

On January 25, 2021, the Company entered into an Omnibus Amendment to: (1) the Confidential Membership Interest Purchase Agreement, dated February 21, 2020; (2) the Sales Distributor Agreement, dated February 21, 2020; and (3) the Executive Employment Agreement, dated March 31, 2020 (the “Agreements”). Pursuant to the Omnibus Amendment, the parties (i) acknowledge that the Company has fully satisfied its obligation of $334,000 to the Plaintiff as Ms. Whitley’s judgment creditors; (ii) agree that in satisfaction of the remaining balance due to Ms. Whitley under the Agreements, she is to be paid $150,000 in cash; (iii) agree that starting April 1, 2020, shall be entitled to individually market and sell the Bella line of products remaining in the Company’s inventory, as identified in the Omnibus Amendment, and the Company will relinquish its rights to the Bella brand; (iv) agree that the number of shares issuable upon exercise of the common stock purchase options granted to Ms. Whitley under the Agreements shall be reduced from 250,000 to 185,000, Ms. Whitely may utilize a cashless exercise feature to exercise such options, subject to a six (6) month holding period on the shares, and Ms. Whitley shall not be permitted to sell an amount of shares in any week which exceeds 10% of the Company’s total weekly trading volume in the prior week; (v) agree that Ms. Whitley’s Employment Agreement shall terminate on March 31, 2021 and shall not renew; and (vi) acknowledge that Ms. Whitley has been paid $5,541 for unreimbursed expenses on or about December 30, 2020; and (vii) the balance of the note due Whitley be forgiven.

As a result of the above, the Company recognized a gain of $669,200 comprised of the forgiveness of debt of $691,500 and the write-off of the unamortized portion of Whitley’s non-compete agreement of $22,300.

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

Period	High	Low

2021 Fiscal Year:
Fourth Quarter Ended December 31, 2021	$2.11	$0.83
Third Quarter Ended September 30, 2021	$4.61	$1.36
Second Quarter Ended December 31, 2021	$5.07	$3.76
First Quarter Ended December 31, 2021*	$7.98	$4.56

2020 Fiscal Year: Fourth Quarter Ended March 31, 2022*	$6.00	$3.95

* The Company began trading on October 30, 2020. On March 30, 2022, the common stock closed at $24,146,001.

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

As of March 30, 2022, there were 28 shareholders of record.

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

On September 3, 2021, the Company and Tee-2-Green entered into an Addendum to Endorsement Agreement (the “Addendum”), pursuant to which the original contract term has been extended by two years and now terminates at midnight on November 25, 2025. As consideration for the extension, the Company will issue Tee-2-Green an additional 60,000 shares of the Company’s restricted common stock (“the Restricted Stock”). The Company will also pay Tee-2-Green $75,000 in year four and $75,000 in year five of the Endorsement Agreement.

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

Securities Authorized for Issuance under Equity Compensation Plans

On July 27, 2021, and December 14, 2021, our Board of Directors and majority shareholders, respectively, approved the Jupiter Wellness, Inc. 2021 Equity Incentive Plan (the “Plan”), to be administered by our Compensation Committee. Pursuant to the Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the Plan, a maximum of 3,500,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the Plan.

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

As used in this annually report and unless otherwise indicated, the terms “we”, “us”, “our”, “JUPW” and the “Company” mean Jupiter Wellness, Inc.

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

In November 2021, Jupiter Wellness received an official written response from a Type B pre-Investigational New Drug (IND) meeting with the U.S. Food and Drug Administration (FDA) for JW-100, a topical drug the treatment of eczema. The main purpose of the pre-IND meeting was to evaluate the drug development plan for JW-100. Jupiter Wellness believes that the written response from the FDA supports the Company’s approach and its overall drug development strategy to enable the filing of an IND for its clinical studies on JW-100.

On November 16, 2021, Jupiter Wellness announced the results of a double-blinded placebo controlled clinical trial on JW-300 showing efficacy for the treatment of developing burns (sunburn).

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

On November 30, 2020 the Company acquired SRM Entertainment, Limited, a Hong Kong Special Administrative Region of the People’s Republic of China limited company (“SRM”). SRM has relationships with and supplies the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park, entertainment venues and theme hotels in Orlando Florida, Beijing China, Japan and other places throughout the worldwide theme park industry.

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

Overall, we believe that our currently offered sunscreen products comply with the FDA Final Rule for sunscreen products under 21 CFR 352 Sunscreen products for Over-the-Counter Human Use. Therefore, we believe that our sunscreen products fall within the FDA monograph. and that FDA premarket approval and testing is not required. Our products have been tested for SPF Evaluation (SPF rating), Critical Wave Length (Broad Spectrum claim) and Water Resistance, each of which is defined within the monograph and labeled accordingly.

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

We filed a provisional patent number 62/884,955 on 08/09/2019 on an Aspartame/CBD combination and intend to develop products containing a combination of CBD and Aspartame under the CaniDermRX name for the treatment of pain and inflammation. On February 11, 2021, the US Patent Published our US Patent Application 20210038513 and on April 5, 2021 we filed the International filing through PCT Application PCT/US 2020/045408. On April 6, 2021, we filed a PCT Application No.: PCT/US2021/025947* on CBD sunscreens.

We believe that our CaniDermRX product candidates have the potential to treat many skin indications such as atopic dermatitis, pruritis-itch, non-atopic dermatitis/eczema, psoriasis, dermatomyositis, scleroderma, seborrheic dermatitis, actinic keratosis, epidermolysis bullosa and cutaneous neoplasias. Aspartame is a rigorously tested food ingredient. Reviews by major governmental regulatory bodies have previously found the ingredient safe for consumption at higher levels than we contemplate using in our CaniDermRX product candidates. We believe that our formulations that include Aspartame, such as topical crème, lip balm, powder and dog treats, are well-tolerated by, and safe for, users. We believe that infusing CBD in our products may help alleviate irritation that may be caused by applying sun care products and may lead to reduced inflammation. In human skin, receptors of the endocannabinoid system are found in differentiated keratinocytes, hair follicle cells, sebaceous glands, immune cells, and sensory neurons. Activation of cannabinoid receptor type 2, or CB2, for which CBD is a ligand receptor in these cells has been shown to reduce pain and itch sensation, regulate keratinocyte differentiation and proliferation, decrease hair follicle growth, and modulate the release of damage-induced keratins and inflammatory mediators to control the homeostasis of the skin environment..

SRM Acquisition

On November 30, 2020, we entered into and closed the Exchange Agreement with SRM, a Hong Kong Special Administrative Region of the People’s Republic of China limited company and wholly owned subsidiary of Vinco, and SRM Shareholders, pursuant to which we acquired 100% of the SRM Common Stock from the SRM Shareholders in exchange for 200,000 shares of the Company’s common stock, the resale of which is subject to a leak out provision and escrow of 50,000 shares of the Company’s common stock. Upon closing, and pursuant to the Exchange Agreement, the Company delivered the 150,000 shares of its common stock to SRM and placed 50,000 shares in escrow (“Escrow Shares”). Pursuant to the Exchange Agreement, the Company shall release the Escrow Shares upon SRM generating $200,000 in cash receipts and revenue prior to January 15, 2021. The Escrow shares have not been released as of the date hereof. Pursuant to the Exchange Agreement, the Company assumed all of the financial obligations of SRM, as well as its employees and offices. As a result of the Exchange Agreement, SRM became a wholly-owned subsidiary of the Company.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the year ended December 31, 2021 and 2020 and audited financial statements for the year ended December 31, 2021 and 2020, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty years. No significant residual value is estimated for intangible assets. We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

Investments Held-to-Maturity

Investments that the Company’s management has the “positive intent and ability” to hold through maturity are classified and accounted for as hold-to-maturity investments (“HTM”). HTM investments are carried at amortized cost in the financial statements. For investments classified as HTM, no unrealized gains and losses will be recognized in financial statements.

Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol (CBD) based skin care and therapeutic products and (ii) sales of merchandise sold to theme parks.

Earnings (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. Warrants are not considered in the calculations for the years ended December 31, 2021 and 2020, as the impact of the potential common shares would be to decrease the loss per share.

	2021	2020
Numerator:
Net (loss)	$(28,100,245)	(6,289,205)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued
and outstanding during the period	16,603,788	7,325,708
Denominator for diluted earnings per share	16,603,788	7,325,708
Basic (loss) per share	$(1.69)	(0.86)
Diluted (loss) per share	$(1.69)	(0.86)

Cash

We consider all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as December 31, 2021 and 2020.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2021 and 2010 and the cumulative translation gains and losses as of December 31, 2021 and 2020 were not material.

Accounts Receivable

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020 the Company recorded an allowance of $118,761 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of December 31, 2021, the Company had recognized no additional allowance for doubtful collections.

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

The Company’s deferred tax asset at December 31, 2021 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $4,865,890 less a valuation allowance in the amount of approximately $4,865,890. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the years ended December 31, 2021 and 2020.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,079,362 and $308,367 for the year ended December 31, 2021 and 2020, respectively.

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

The value of common stock issued or payable from Inception through December 31, 2020 were based upon the last sales price of our common stock to a third party. From January through September 2019, we had multiple sales of common stock at $0.25 per share. From September through October 2020, we sold our stock at $1.00 per share. Issuances and grants throughout 2019 and through October 2020 were all based upon the last sales price for sales of our stock for cash to third parties. All sales subsequent to October 2020 use our closing share price on the Nasdaq exchange as a basis for valuing our stock grants.

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

Results of Operations

For the years ended December 31, 2021 and 2020

The following table provides selected financial data about us for the year ended December 31, 2021 and 2020, respectively.

	December 31,	December 31,
	2021	2020
Sales	$2,876,273	$1,065,665
Cost of Sales	2,340,788	624,570
Gross Profit (Loss)	535,485	441,095
Total expenses	28,635,730	6,730,300
Net Loss	$(28,200,245)	$(6,289,205)

Revenues

We generated $2,876,273 in revenues for the year ended December 31, 2021 compared to $1,065,665 revenues for the year ended December 31, 2020. The large increase is due to the Company having more nominal-like operations during 2021. In 2020, Covid had a negative impact on the revenues of the Company with the closure of beached and theme parks and which did not start opening until the end of the first quarter 2021..

Operating Expenses

We had total operating expenses of $28,635,730 for the year ended December 31, 2021 compared to $6,730,300 for the year ended December 31,2019.

Operating expenses for the year ended December 31, 2021 totaling $28,635,730 were in connection with our daily operations as follows: (i) marketing expenses of $522,893; (ii) research and development of $1,079,362 which included clinical trials; (iii) legal and professional expenses of $3,098,137 primarily for due diligence and legal work on two proposed mergers, along with corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent of $88,829; (v) depreciation and amortization of $187,917; (vi) general and administrative expenses of $2,941,550, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $9,387,963 consisting primarily of the fair value of options and warrants; (viii) an impairment to a promissory note of $10,000,000; (ix) an impairment to intellectual Property of $300,000; (x) net interest expense of $1,728,783, which includes $1,446,530 fair value of warrants and (xi) net other income of $699,704, which includes a $669,200 gain from an Omnibus Settlement relating to Magical Beasts Acquidition.

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

Income/Losses

Net losses were $28,100,245 and $6,289,205 for the years ended December 31, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

The Company is in commercialization mode, while continuing to pursue the development of its next generation products as well as new products that are being developed.

We generally require cash to:

●	launch sales initiatives,

●	fund our operations and working capital requirements,

●	develop and execute our product development and market introduction plans,

●	fund research and development efforts, and

●	pay any expense obligations as they come due.

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

As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2021.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this Form 10-K are as follows:

Name	Age	Position(s)
Brian S. John	53	Chief Executive Officer and Director
Douglas O. McKinnon	71	Chief Financial Officer
Richard Miller	54	Chief Compliance Officer and Director
Dr. Glynn Wilson	73	Chairman and Chief Science Officer
Dr. Hector Alila	68	Director
Nancy Torres Kaufman	40	Director
Christopher Marc Melton	49	Director
Gary Herman	57	Director

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

Douglas O. McKinnon, Chief Financial Officer, has served as our Chief Financial officer since August 15, 2019. Mr. McKinnon has served as the Chief Executive Officer of AppYea, Inc. since March 2016. Mr. McKinnon has served as a director of Surna, Inc. since March, 2014 and as Surna’s Executive Vice President and Chief Financial Officer since April, 2014. Prior to Surna, Inc., Mr. McKinnon served as Chief Executive Officer of 1st Resource Group, Inc. for four years. Mr. McKinnon’s 35+ year professional career includes financial, advisory and operation experience across a broad spectrum of industry sectors, including oil and gas, technology, cannabis and communications. He has served in C-level positions in both private and public sectors, including Chairman and CEO of an American-Stock-Exchange traded company, VP - Chief Administrative Officer of a $12-billion market cap Nasdaq-traded company for which the management team raised over $2.2 billion, CFO of several publicly-held US, Canadian and Australian companies, and CEO/CFO of various other private enterprises. As an entrepreneur, Mr. McKinnon has been involved in organizations ranging from start-up companies using venture capital funding to publicly traded institutional backed companies. Additionally, Mr. McKinnon has extensive merger and acquisition, and turnaround experience.

Richard Miller, Chief Compliance Officer and Director, has served as our Chief Compliance Officer since April 2021, served as our Chief Operating Officer from October 2018 to July 2021 and as our Chief Financial Officer from November 2018 until August 2019. Since 2003, Mr. Miller has served as president of Caro Consulting, Inc. a consulting firm that advises emerging growth companies. Over the last twenty years Mr. Miller has provided strategic advice to hundreds of companies across diverse industries. He has assisted C Level executives with expanding, financing and other challenges emerging companies face. Mr. Miller was co-founder of Teeka Tan Suncare Products. Prior to the company’s sale, he was instrumental in the design and launch a full line of boutique sun care products. He is an advocate for school safety and local schools through his grass roots group My School Counts.

Dr. Glynn Wilson, Chairman, Chief Scientific Officer, has served as one of our directors since November 2018. Mr. Wilson was appointed our Chief Scientific Officer on April 2021 and as our Chairman in October 2019. He has served as our Head of Research and Development from October 2019 to July 2021. Dr. Wilson previously served as a Director of TapImmune, Inc. from February 2005 until October, 2018 and as Chief Executive Officer from July 2009 through September 2017. Dr. Wilson also served as President of Auriga Laboratories, Inc. from June 1, 2005 through March 13, 2006, and as Chief Scientific Officer from March 13, 2016 through August 25, 2006. He was the Chief Scientific Officer at Tacora Corporation from 1994 to 1997 and was the Vice-President, R&D, at Access Pharmaceuticals from 1997 to 1998. Dr. Wilson was Research Area Head, Cell and Molecular Biology in Advanced Drug Delivery at Ciba-Geigy Pharmaceuticals from 1984-1989 and Worldwide Head of Drug Delivery at SmithKline Beecham from 1989 to 1994. He was a faculty member at Rockefeller University, New York, in the laboratory of the Nobel Laureates, Sanford Moore and William Stein, from 1974 to 1979. Dr. Wilson is a recognized leader in the development of drug delivery systems and has been involved in taking lead products & technologies from concept to commercialization.

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

Christopher Marc Melton, Director, has served as one of our directors since August 2019. Mr. Melton has served as director of SG Blocks, Inc. since November of 2011 and currently serves as the Audit Committee Chairman. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran in excess of $1 Billion book in media, telecom, and Japanese investment. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $1 Billion plus in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. Mr. Melton is Principal and co-founder of Callegro Investments, a specialist land investor. He currently serves on several Public and Private Boards as well as Chairman of the Audit Committee of a Nasdaq listed company.

Gary Herman, Director, is a seasoned investor with many years of investment and business experience. Since 2005, Mr. Herman has managed Strategic Turnaround Equity Partners, LP (Cayman) and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed Abacoa Capital Master Fund, Ltd., focused on a Global-Macro investment strategy. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a New York-based broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has many years of experience serving on the boards of private and public companies. He presently sits on the boards and is Audit Chairperson of XS Financial, Inc. (CSE: XS) and SusGlobal Energy Corp. (OTCQB: SNRG).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2021.

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

Audit Committee

Our audit committee consists of Mr. Melton, Mr. Alila and Ms. Kaufman, with Mr. Melton serving as the chairman. Our Board has determined that Mr. Melton is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
●	helping to ensure the independence and performance of the independent registered public accounting firm;
●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	reviewing our policies on risk assessment and risk management;
●	reviewing related party transactions;
●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Messrs. Melton, Alila and Herman with Mr. Herman serving as the chairman. The functions of the compensation committee will include:

●	reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;
●	reviewing and recommending that our Board approve the compensation of our directors;
●	reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;
●	administering our stock and equity incentive plans;
●	selecting independent compensation consultants and assessing conflict of interest compensation advisers;
●	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and
●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Melton and Herman with Mr. Herman serving as the chairman. The functions of the nominating and governance committee will include:

●	identifying and recommending candidates for membership on our Board;
●	including nominees recommended by stockholders;
●	reviewing and recommending the composition of our committees;
●	overseeing our code of business conduct and ethics, corporate governance guidelines and reporting; and
●	making recommendations to our Board concerning governance matters.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	All Other Compensation ($)(4)		Total Compensation ($)
Brian S. John(1)	2021	$200,000		$43,122		$33,333	$		$20,000	$296,455
Chief Executive Officer	2020	$114,583		$105,000	$		$		$4,000	$223,583

Richard Miller(2)	2021	$151,042		$43,122		$16,667	$	$		$230,830
Chief Compliance Officer and former Chief Operating Officer	2020	$85,000		$35,000	$		$		$4,000	$124,000

Dr. Glynn Wilson(3)	2021	$121,875	$			$225,000	$	$		$366,875
Chairman of the Board and Chief Science Officer	2020	$—		$—		$200,000	$		$4,000	$204,000

1.	Mr. John was appointed as Chief Executive Officer on October 28, 2018.
2.	Mr. Miller transitioned from Chief Operating Officer to Chief Compliance Officer in 2021.
3.	Dr. Wilson was appointed as a director in November 2018 and as Chairman on October 15, 2019.
4.	Each were paid $20,000 in Director fees in 2021 and $4,000 in 2020.

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

Effective June 1, 2021, the John Employment Agreement was amended to increase Mr. John’s base salary to $250,000, annual 10% increase in base salary and options for 2022 and 2023 and bonus plan based on net revenues and effective December 6, 2021 if Mr. John is terminated either Voluntarily or Involuntarily other than for Cause, including but not limited to (i) a Change of Control or Attempted Change of Control, (ii) material merger or other material business combination, (iii) change of Board of Directors or Executive Officers or (iv) or other events as set forth in the respective Employment Agreement, the Employee is entitled to all compensation remaining to be paid during the then-current term of the Employment Agreement or one year whichever is greater plus an additional two-years.

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

Effective June 1, 2021, the Miller Employment Agreement was amended to increase Mr. Miller’s base salary to $175,000, annual 10% increase in base salary and options for 2022 and 2023 and bonus plan based on net revenues and effective December 6, 2021 if Mr. Miller is terminated either Voluntarily or Involuntarily other than for Cause, including but not limited to (i) a Change of Control or Attempted Change of Control, (ii) material merger or other material business combination, (iii) change of Board of Directors or Executive Officers or (iv) or other events as set forth in the respective Employment Agreement, the Employee is entitled to all compensation remaining to be paid during the then-current term of the Employment Agreement or one year whichever is greater plus an additional two-years.

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

Effective June 1, 2021, the McKinnon Employment Agreement was amended to increase Mr. McKinnon’s base salary to $150,000, annual 10% increase in base salary and options for 2022 and 2023 and effective December 6, 2021 if Mr. McKinnon is terminated either Voluntarily or Involuntarily other than for Cause, including but not limited to (i) a Change of Control or Attempted Change of Control, (ii) material merger or other material business combination, (iii) change of Board of Directors or Executive Officers or (iv) or other events as set forth in the respective Employment Agreement, the Employee is entitled to all compensation remaining to be paid during the then-current term of the Employment Agreement or one year whichever is greater plus an additional two-years.

Employment Agreements with Senior Management

On October 15, 2019, (the “Wilson Execution Date”), we entered into a written employment agreement with Dr. Glynn Wilson, pursuant to which Dr. Wilson shall serve as our Chairman of the Board and Chief Scientific officer (the “Wilson Employment Agreement”). Pursuant to the Wilson Employment Agreement, we shall grant Dr. Wilson up to 800,000 shares of our common stock, whereby 300,000 shares shall be granted to Dr. Wilson and vest on the Wilson Execution Date, either i) 200,000 shares or ii) an option to purchase 200,000 shares, issued pursuant to our contemplated equity incentive plan, shall be granted to Dr. Wilson on the first anniversary of the Wilson Execution Date, and either i) 200,000 shares or ii) an option to purchase 200,000 shares, issued pursuant to our contemplated equity incentive plan, shall be granted to Dr. Wilson on the second anniversary of the Wilson Execution Date. The Wilson Employment Agreement has a term of three (3) years and shall automatically renew for one (1) year periods unless otherwise terminated by either party. In the event we terminate the Wilson Employment Agreement without cause, we shall pay to Dr. Wilson his base salary, including participation in all benefit programs, for one (1) year or the remainder of the then-current term, whichever is more.

Effective June 1, 2021, the Wilson Employment Agreement was amended to increase Mr. Wilson’s base salary to $150,000, annual 10% increase in base salary and options for 2022 and 2023 and effective December 6, 2021 if Mr. Wilson is terminated either Voluntarily or Involuntarily other than for Cause, including but not limited to (i) a Change of Control or Attempted Change of Control, (ii) material merger or other material business combination, (iii) change of Board of Directors or Executive Officers or (iv) or other events as set forth in the respective Employment Agreement, the Employee is entitled to all compensation remaining to be paid during the then-current term of the Employment Agreement or one year whichever is greater plus an additional two-years

During 2020, Dr. Wilson was issued 500,000 shares of the Company’s common stock representing the 300,000 shares due for 2019 and 200,000 shares due for 2020.

On January 20, 2021 the Company appointed Mr. Ryan T. Allison the Vice President of Business Development of the Company. In connection with his appointment as Vice President of Business Development, Mr. Allison entered into an employment agreement with the Company pursuant to which he shall receive a base salary, payable bi-weekly, at an annualized rate of $180,000. Pursuant to the employment agreement Mr. Allison was granted 100,000 incentive stock options with an exercise price of $3.76 exercisable for five years. On March 4, 2022, Mr. Allison resigned by mutual agreement. In connection with Mr. Allison’s resignation, the Company entered into a Separation Agreement with Mr. Allison (the “Separation Agreement”), dated March 4, 2022 (see Form 8-K filed with the SEC on March 7, 2022).

Stock Incentive Plan

On July 27, 2021 and December 14, 2021, our Board of Directors and majority shareholders, respectively, approved the Jupiter Wellness, Inc. 2021 Equity Incentive Plan (the “Plan”), to be administered by the our Compensation Committee. Pursuant to the Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the Plan, a maximum of 3,500,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the Plan.

Outstanding Equity Awards at Fiscal Year-End

In connection with the employment agreements described above, Mr. McKinnon, our CFO, and Dr. Wilson, our Chairman, were granted 100,000 shares and 300,000 shares, respectively, of our common stock during the year ended December 31, 2019 which were not issued as of December 31, 2019 and issued in 2020. Additionally, in connection with the employment agreements, Mr. McKinnon and Dr. Wilson were granted 100,000 shares and 200,000 shares, respectively, of our common stock during the year ended December 31, 2021. During 2020, Mr. McKinnon and Dr. Wilson were issued 200,000 and 500,000 shares of the Company’s common stock, respectively.

There were no outstanding equity awards as of December 31, 2021.

Director Compensation

The following table sets forth the amounts paid to Directors during the years ended December 31, 2021 and 2020.

Directors	2021	2020
Brian John	$20,000	4,000
Richard Miller	$20,000	4,000
Glynn Wilson	$20,000	4,000
Hector Alila	$20,000	4,000
Nancy Torres Kaufman	$20,000	4,000
Christopher Melton	$20,000	4,000
Byron Young	$20,000	4,000
	$140,000	28,000

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

On March 1, 2022 (the “Gary Execution Date”), we entered into an independent director’s agreement with Gary Herman, pursuant to which Mr. Herman shall serve as one of our directors (the “Gary Agreement”). Pursuant to the Gary Agreement, we shall pay Mr. Herman $20,000 per annum. Additionally, we shall issue to Mr. Herman an option to purchase 20,000 shares of our common stock on the Gary Execution Date and for each additional year Mr. Herman serves as a director (the “Gary Options”). The Gary Options shall have a three (3) year term and an exercise price of the closing market price of the date of issuance and shall be issued on the first date of each anniversary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group beneficially owning more than 5% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of March 31, 2022. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Jupiter Wellness, Inc., 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		% of Shares of Common Stock Beneficially Owned
Directors and Officers:

Brian S. John Chief Executive Officer and Director	3,916,632		13.74%

Doug McKinnon Chief Financial Officer	828,068		2.90%

Richard Miller Chief Operating Officer and Director	1,650,460		5.79%

Glynn Wilson Chairman and Head of Research and Development	2,053,068		7.20%

Dr. Hector Alila Director	124,990	(1)	0.44%

Nancy Kaufman Director	45,000	(2)	0.16%

Christopher Melton Director	91,000	(3)	0.32%

All officers and directors (8 persons)	8,709,218		30.55%

*The shares of common stock are owned by BBBY Ltd. of which Mr. Young is a beneficiary.

(1) Includes 124,990 shares issuable upon exercise of options.
(2) Includes 45,000 shares issuable upon exercise of options.
(3) Includes 91,000 shares issuable upon exercise of options.

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

During the year ended December 31, 2020, the Company issued nine convertible promissory notes totaling $1,075,000 (the “2020 Notes”) as follows:

Amount		Dated
$25,000	(1)	01/02/20
250,000	(2)	01/23/20
300,000	(1)	03/09/20
50,000	(2)	05/01/20
50,000	(2)	05/27/20
50,000	(2)	05/27/20
100,000	(3)	06/24/20
125,000	(4)	09/11/20
125,000	(4)	09/16/20
$1,075,000

1.	Issued to a non-affiliate.
2.	Issued to a Secured and Collateralized Lending LLC, an entity run by a consultant of the Company.
3.	Issued to BBBY, Ltd, an LLC of which Byron Young, a Company Director, is a manager and a member.
4.	Issued to Asia Pacific Partners Inc., an entity run by a consultant of the Company. Subsequent to September 30, 2020, the Company paid the balance of the note.

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

At December 31, 2021, the Company had invested $2,908,300 in Jupiter Wellness Sponsor LLC (“JWSL”), a limited liability company formed for the purpose of sponsorship of Jupiter Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”) and an affiliate. Mr. Brian John is the managing member of JWSL and Chief Executive Officer of JWAC.

On November 3, 2021, JWAC filed a registration statement (“IPO”) with the Securities and Exchange Commission with an initial funding of $100M. On December 6, 2021 the IPO was deemed effective. The total amount raised in the IPO was $138m.

As a result, at December 31, 2021, JWSL holds 1,437,500 Founders shares of JWAC and 288,830 Private Placement Units of JWAC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees totaling $60,075 and $86,260 were paid to M&K CPAS during the year ended December 31, 2020 and 2021, respectively.

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
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March 31, 2022.

Jupiter Wellness Inc.

By:	/s/ Brian S. John
Brian S. John
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian S. John	Director and Chief Executive Officer (principal executive officer)	March 31, 2022
Brian S. John

/s/ Douglas O. McKinnon	Chief Financial Officer (principal financial and accounting officer)	March 31, 2022
Douglas O. McKinnon

/s/ Richard Miller	Chief Compliance Officer and Director	March 31, 2022
Richard Miller

/s/ Glynn Wilson	Chairman and Chief Science Officer	March 31, 2022
Dr. Glynn Wilson

/s/ Dr. Hector Alila	Director	March 31, 2022
Dr. Hector Alila

/s/ Christopher Marc Melton	Director	March 31, 2022
Christopher Marc Melton

/s/ Nancy Torres Kaufman	Director	March 31, 2022
Nancy Torres Kaufman

/s/ Byron T. Young	Director	March 31, 2022
Byron T. Young

JUPITER WELLNESS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jupiter Wellness, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jupiter Wellness, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Investments

As discussed in Notes 2 & 6, the Company has a held-to-maturity investment in an unconsolidated entity.

Auditing management’s valuation of the assets and analysis of the classification of the investment and potential impairment involves significant judgements and estimates.

To evaluate the appropriateness of the Company’s classification of the investment and analysis of impairment, we evaluated management’s significant judgments and estimates.

Other Assets

As discussed in Notes 2 & 7, the Company issued a note receivable to an unrelated party for future acquisitions that had not closed as of period end.

Auditing management’s valuation of the assets and analysis of potential impairment involves significant judgements and estimates to determine if the note is collectible and that there should or should not be an impairment taken.

To evaluate the appropriateness of the Company’s analysis of impairment, we evaluated management’s significant judgments and estimates.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX

March 31, 2022

Condensed Consolidated Balance Sheets

As of December 31, 2021 and 2020

	Year ended	Year ended
	December 31,	December 31,
	2021	2020

Assets
Cash	$11,754,558	$4,262,168
Inventory	304,266	225,924
Account receivable	695,319	255,111
Prepaid expenses and deposits	617,302	215,904
Investment in affiliate	2,908,300	-

Total current assets	16,279,745	4,959,107

Right of use assets	797,311	29,157
Intangible assets, net	364,417	559,800
Intellectual property	375,000	-
Goodwill	941,937	941,937
Fixed assets	109,055	35,592
Total assets	$18,867,465	$6,525,593

Liabilities and Shareholders’ Equity

Accounts Payable	$1,242,928	$688,835
Convertible notes, net of discounts	-	525,000
Contingent note payable issued in acquisition	-	691,500
Current portion of lease liability	118,102	23,754
Accrued liabilities	160,508	112,001
Covid - 19 SBA Loan	47,547	84,578
Total current Liabilities	1,569,085	2,125,668

Long-term portion lease liability	695,961	6,384
Total liabilities	2,265,046	2,132,052

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding Common stock, $.001 par value, 100,000,000 shares authorized, of which 24,046,001 and 10,655,833 shares issued and outstanding as of December 31, 2021 and 2020	24,046	10,656
Additional paid-in capital	51,668,019	11,657,286
Common stock payable	285,000	-
Accumulated deficits	(35,374,646)	(7,274,401)
Total Shareholders’ Equity	16,602,419	4,393,541

Total Liabilities and Shareholders’ Equity	$18,867,465	$6,525,593

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Operations

For the Years Ended December 31, 2021 and 2020

	Years Ended
	December 31,
	2021	2020
Revenue
Sales	$2,876,273	$1,065,665
Cost of Sales	2,340,788	624,570
Gross profit	535,485	441,095

Operating expense
General and administrative expenses	17,306,651	5,576,217
Impairment of Intangibles	300,000	1,040,318
Impairment of Secured Promissory Note	10,000,000	-
	27,606,651	6,616,535
Other income / (expense)
Interest income	7,323	3,037
Interest expense	(1,736,106)	(116,802)
Other income / (expense)	699,704	-
Total other income (expense)	(1,029,079)	(113,765)

Net (loss)	$(28,100,245)	$(6,289,205)

Net (loss) per share:
Basic	$(1.69)	$(0.86)

Weighted average number of shares
Basic	16,603,788	7,325,708

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2021 and 2020

(Unaudited)

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2019	6,893,000	$6,893	$325,000	$1,032,511	$(985,196)	$379,208

Stock options issued in acquisition	—	—	—	156,612	—	156,612
Stock options issued to Officers and employees	—	—	—	251,526	—	251,526
Common stock payable issued as compensation	700,000	700	(325,000)	549,300	—	225,000
Shares issued in Initial Public Offering (“IPO”)	933,333	933	—	5,860,353	—	5,861,286
Common stock issued upon exercise of warrants	1,146,000	1,146	—	487,854	—	489,000
Common stock issued for services	475,000	475	—	1,761,650	—	1,762,125
Common stock issued upon conversion of notes	300,000	300	—	349,700	—	350,000
Common stock issued in debt settlement	8,500	9	—	8,491	—	8,500
Common stock issued in acquisition	200,000	200	—	1,039,800	—	1,040,000
Common stock issued in Endorsement Agreement	—	—	—	159,489	—	159,489
Net Loss	—	—	—	—	(6,289,205)	(6,289,205)
Balance, December 31, 2020	10,655,833	$10,656	$—	$11,657,286	$(7,274,401)	$4,393,541

Common stock issued in public offering	11,066,258	11,066	—	28,307,248	—	28,318,314
Common Stock issued for intellectual property	125,175	125	—	524,875	—	525,000
Common stock issued upon conversion of notes	186,832	187	—	560,309	—	560,496
Common stock issued for services	1,789,496	1,790	285,000	4,054,193	—	4,340,983
Common stock issued upon exercise of cashless
options	222,407	222	—	(222)	—	—
Contributed capital	—	—	—	70,818	—	70,818
Fair value of Stock options granted to Officers and
Directors	—	—	—	5,046,982	—	5,046,982
Fair value of warrants issued and beneficial conversion
feature in connection with Convertible Promissory
Notes	—	—	—	1,446,530	—	1,446,530
Net Loss	—	—	—	—	(28,100,245)	(28,100,245)
Balance, December 31, 2021	24,046,001	$24,046	$285,000	$51,668,019	$(35,374,646)	$16,602,419

The accompanying notes are an integral part of these financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Cash Flows

For the Years Ended December 31, 2021 and 2020

(Unaudited)

	Years Ended December 31,
	2021		2020
Cash flows from operating activities:
Net (loss)		$(28,100,245)	$(6,289,205)
Stock Based compensation		9,387,965	2,398,140
Depreciation & Amortization		187,917	161,373
Amortization of debt discount		1,604,030	-
Gain on extinguishment of debt		(34,499)	-
Bad debt expense		7,513	-
Gain on settlement		(669,200)	-
Goodwill & intangible impairment		300,000	1,040,318
Impairment of secured promissory note		10,000,000	-

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Due from third party		-	400
Prepaid expenses and deposits		(447,721)	(26,883)
Right of Entry asset		102,252	20,817
Accounts receivable		(401,398)	(96,107)
Inventory		(78,342)	44,666
Accounts payable		554,093	788
Accrued liabilities		81,471	33,522
Lease liability		(86,481)	(20,565)
Legal fees		25,000	-
Net cash (used in) operating activities		(7,567,645)	(2,732,736)

Cash flows from investing activities:
Purchase of fixed assets		(88,297)	(44,000)
Cash paid for Intellectual property		(150,000)	-
Cash loaned to affiliate		(2,908,300)	-
Cash loaned to a third party		(10,000,000)	-
Cash received in acquisition			43,405
Net cash paid in acquisition		-	(245,391)
Net cash (used in) investing activities		(13,146,597)	(245,986)

Cash flows from financing activities:
Proceeds from public offering		28,318,314	5,861,286
Proceeds from convertible debt		2,967,500	1,075,000
Repayment of convertible debt		(3,150,000)	-
Capital contribution		70,818	-
Proceeds from exercise of warrants		-	489,000
Payments on promissory notes		-	(500,000)
Payment on debt settlement		-	(300,000)
Covid -19 SBA Loan		-	84,578
Net cash provided by financing activities		28,206,632	6,709,864

Net increase (decrease) in cash and cash equivalents		7,492,390	3,731,142

Cash and cash equivalents at the beginning of the period		4,262,168	531,026

Cash and cash equivalents at the end of the period		$11,754,558	$4,262,168
		-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-
Non-cash items:
Common stock issued in conversion of promissory notes		$560,496	$-
Fair value of warrants issued and beneficial conversion feature in connection with convertible promissory notes		$1,446,530	$-
Cashless exercise of options		$222	$-
Initial ROU asset and lease liability		$870,406	$-
Fair value of shares issued for capitalized intellectual property		$525,000	$-
Acquisition of Magical Beasts LLC	$		$1,111,648
Non-cash acquisition of SRM Entertainment, Ltd	$		$1,229,237

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Years Ended

December 31, 2021 and 2020

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

Going Concern Consideration

As of December 31, 2021 and 2020, the Company had an accumulated deficits of $35,374,646 and $7,274,401, respectively, and cash flow used in operations of $7,567,645 and $2,732,736 for the years ended December 31, 2021 and 2020. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC, during 2020. During the year ended December 31, 2021, the Company closed an underwritten public offering (the “Offering”) of 11,066,258 shares (the “Company Offering Shares”) of common stock, par value $0.001 per share and warrants (the “Warrants”) to purchase up to 11,607,142 shares of Common Stock. The Warrants will be exercisable immediately upon issuance with an exercise price of $2.79 per share and will expire on the fifth anniversary of the original issuance date. The net proceeds from the Offering, after deducting underwriting discounts and commissions and Offering expenses, were $28,318,314. As of December 31, 2021, the Company had $11,754,558 in cash and working capital of $16,279,745. As a result, Management believes that the Company has sufficient capital to execute its business plan and the need for a going concern opinion has been alleviated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2021.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Investments Held-to-Maturity

Investments that the Company’s management has the “positive intent and ability” to hold through maturity are classified and accounted for as hold-to-maturity investments (“HTM”). HTM investments are carried at amortized cost in the financial statements. For investments classified as HTM, no unrealized gains and losses will be recognized in financial statements.

Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol (CBD) based skin care and therapeutic products and (ii) sales of merchandise sold to theme parks.

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

	For the Years
	Ended December 31,
	2021	2020
Numerator:	$(28,100,245)	$(6,289,205)
Net (loss)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	16,603,788	7,325,708
Denominator for diluted earnings per share	16,603,788	7,325,708
Basic (loss) per share	$(1.69)	$(0.86)
Diluted (loss) per share	$(1.69)	$(0.86)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2020, the Company recorded an allowance of $118,761 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of December, 2021, the Company had recognized no additional allowance for doubtful collections.

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.

We conducted our annual impairment tests of goodwill as of December 31, 2021 and 2020. As a result of these tests, we recorded an impairment to the carrying value of Goodwill in the amount of $308,690 in the year ended December 31, 2020. There was no impairment in 2021.

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty years. No significant residual value is estimated for intangible assets. We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

The Company’s evaluation of its long-lived assets resulted in $300,000 and $731,628 of intangible impairment expense during the years ended December 31, 2021 and December 31, 2020.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2021 and 2020 and the cumulative translation gains and losses as of December 31, 2021 and 2020 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,079,362 and $308,367 for the years ended December 31, 2021 and 2020, respectively.

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

The Company’s deferred tax asset at December 31, 2021 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $4,865,890 less a valuation allowance in the amount of approximately $4,865,890. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the year ended December 31, 2021.

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

Note 3 - Accounts Receivable

At December 31, 2021 and 2020, the Company had accounts receivable of $695,319 and $255,111 (net of an allowance of $0 and $118,761), respectively.

Note 4 - Prepaid Expenses and Deposits

At December 31, 2021 and 2020, the Company had prepaid expenses and deposits of $617,302 and $215,904, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 - Inventory

At December 31, 2021 and 2020, the Company had inventory of $304,266 and $225,924, consisting of finished goods, raw materials and packaging supplies.

Note 6 – Investment in Affiliate

At December 31, 2021, the Company had purchased 1,437,500 Founders shares and 288,830 Private Placement Units of Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”), for $2,908,300. The Investment is being accounted for as a Hold-to-Maturity Investment.

On November 3, 2021, JWAC filed a registration statement (“IPO”) with the Securities and Exchange Commission with an initial funding of $100M. On December 6, 2021 the IPO was deemed effective. The total amount raised in the IPO was $138,000,000.

Note 7 – Note Receivable

On December 8, 2021, the Company issued a Secured Promissory Note in the amount of $10,000,000 to Next Frontier Pharmaceuticals, Inc. (“NFP”) and entered into a Stock Purchase Agreement (“SPA”) for the Company to acquire NFP. The Note has a term of six months and interest at eight percent (8%). In February 2022, NFP terminated the SPA and in March 2022, the Company issued a Notice of Default on the NFP Note (see Subsequent Event Footnote 17). As a result, the Company has determined that the Note has been impaired and has taken an impairment charge of $10,000,000 against the 2021 earnings.

Note 8 - Intangible Assets

In connection with the acquisition of Magical Beasts (see Note 13 below), the Company allocated the purchase price to intangible assets as follows:

Tradenames & trademarks	$151,800
Customer base	651,220
Non-compete	154,500
Goodwill	308,690
$1,266,210

The Non-compete has an estimated life of two years, the Customer base has an estimated life of fifteen years and the Tradenames & trademarks and Goodwill have indefinite lives and will be reviewed at each subsequent reporting period to determine if the assets have been impaired. At December 31, 2020, Goodwill was analyzed by management, assisted by a third party valuation company, and determined that the Goodwill associated with the acquisition of Magical Beasts has been impaired and as a result the Company recognized a charge to earnings of $308,690 in the year ended December 31, 2020. Additionally, the Intangibles were analyzed by management, assisted by a third-party valuation company, and determined that the Intangible associated with the acquisition of Magical Beasts had also been impaired and as a result the Company recognized an additional charge to earnings of $731,628 in the year ended December 31, 2020. The balance of the Intangible Assets at December 31, 2020 attributable to Magical Beasts was $122,501.

During the first two quarters of 2021, the Company amortized $25,847 of the remaining Intangible Assets attributable to Magical Beasts. In the third quarter management determined that the balance of $96,654 had been impaired and was recognized as a charge to earnings. As of December 31, 2021, the Company had no remaining Intangible Assets attributable to Magical Beasts.

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

Amortization for the years ended December 31, 2021 and 2020 was $72,883 and $18,221 The balance of the Intangible Assets at December 31, 2021 and 2020 attributable to SRM totals $364,417 and $382,638, respectively.

During the year ended December 31, 2021, the Company entered into two licensing agreements for the rights to use of certain patented technologies. The Company paid a total of $675,000 for the rights, consisting of $150,000 in cash and $525,000 in shares of the Company’s common stock. In early 2022, the Company terminated one of the licensing agreements and as a result, the company considered the terminated license to be impaired and took a charge to earning of $300,000. The balance of Intellectual property at December 31, 2021 was $375,000 which includes Patents and other formulations used in our development of future products.

Note 9 - Convertible Notes Payable – Related Parties

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

In November 2020, the $300,000 note was converted into 100,000 shares of the Company’s common stock along with a payment of $16,067 as accrued interest. Additionally, in November 2020, the $250,000 note plus accrued interest was paid in full by cash payments totaling 267,177 and the two $125,000 notes plus accrued interest of $2,778 were paid in full for total cash payments of $252,778.

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

During the year ended December 31, 2021, the 2021 Notes were paid in full in cash. The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the years ended December 31, 2021 and 2020:

Principal Balance, December 31, 2019	$300,000
2020 Notes	1,075,000
Conversions of Notes	(350,000)
Payments on Notes	(500,000)
Balance, December 31, 2020	525,000
Conversions of Notes	(525,000)
2021 Notes	3,150,000
Payments on Notes	(3,150,000)
Principal Balance, December 31, 2021	$-

The Company recorded amortization of debt discount of $1,604,031 related to the Convertible Promissory Notes during the year ended December 31, 2021, which included $157,500 of original issues discounts and $1,446,530 of warrant and beneficial conversion features expense related to the convertible notes.

Total interest expense for the Company was $1,736,106 and $116,802 for the years ended December 31, 2021 and 2020, respectively.

Note 10 - Note payable issued in acquisition

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

Note 11 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $28,878 under the Federal Paycheck Protection Program (“PPP”) and $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), both of which are administered through the Small Business Administration (“SBA”). Under the guidelines of the PPP, the SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. During 2021, the PPP loans were forgiven, resulting in a gain of $34,499, and the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at December 31, 2021 was $47,547.

Note 12 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of December 31, 2021 and 2020, there were 24,046,001 shares of common stock and 10,655,833 shares of common stock were issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding.

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

Year ended December 31, 2021 issuances:

Conversion of Convertible Promissory Notes:

During the year ended December 31, 2021, the Company converted $525,000 of convertible promissory notes and accrued interest of $35,496 into 186,832 shares of its common stock. The Notes were converted per the terms of the respective Notes and the Company did not recognize any gain or loss on the conversion. (see Note 8 – Convertible Promissory Notes).

Exercise of Cashless Stock Options

During the year ended December 31, 2021, a former Director of the Company exercised a portion of his stock options under the cashless provisions and was issued 47,470 shares of the Company’s stock, an officer of the Company exercised a portion of his stock options under the cashless provisions and was issued 15,884 shares of the Company’s stock and Ms. Whitley (see Note 13) exercised her stock options under the cashless provisions and was issued 159,053 shares of the Company’s stock.

Shares issued as compensation

During the year ended December 31, 2021, the Company entered into twelve Consulting Agreements under the terms of which the Company issued 1,422,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. Additionally, the Company issued 367,496 shares of its common stock to employees. The Company recognized a total of $ 4,340,983 as stock-based compensation in the year ended December 31, 2021.

Shares issued for Intellectual Property

During the year ended December 31, 2021, 2021, the Company entered into two license agreements for the use of certain patented technology under the terms of which the Company issued a total of 125,175 shares of its common stock valued at a total of $525,000 and paid an additional$150,000 in cash. The total $675,000 is carried as Intellectual properties on the balance sheet of the Company. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements.

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

The following table sets forth the issuances of the Company’s shares of common stock for the years ended December 31, 2021 and 2020 as follows:

Balance December 31, 2019	6,893,000
Warrant Exercise Shares	1,146,000
Initial Public Offering Shares	933,333
Conversion of Promissory Notes	300,000
Endorsement Shares	50,000
Consulting Services Shares	425,000
Whitley Settlement Shares	8,500
Stock based compensation	700,000
SRM Entertainment Acquisition Shares	200,000

Balance December 31, 2020	10,655,833
Conversion of Promissory Notes	186,832
Exercise of stock options	222,407
Stock based compensation	367,496
Consulting Services Shares	1,422,000
Intellectual property	125,175
Public offering	11,066,258
Balance December 31, 2021	24,046,001

Common Stock Payable

The Company entered into two consulting agreement which call for a cash component and a stock component. At December 31, 2021 the Company had accrued a total of $285,000 of stock payable relating to the agreements.

Note 13 - Warrants and Options

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

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
7/26/2020	$20,921,265	5	$2.79	$2.03	331%	0.0033
7/26/2020	786,395	5	$3.50	$2.03	331%	0.0033

The following tables summarize all warrants outstanding as of December 31, 2021 and 2020, and the related changes during the period.

Exercise price is the weighted average for the respective warrants and end of period.

	Number of	Exercise
	Warrants	Price
Stock Warrants
Balance at December 31, 2019	1,158,000	$0.50
Warrants issued in connection with the IPO	1,073,333	8.50
Exercised	(1,158,000)	0.50
Warrants issued in Endorsement Agreement	50,000	3.90
Balance at December 31, 2020	1,123,333	$8.30
Warrants issued in connection with Convertible Notes (see note 7)	525,000	6.00
Warrants issued in connection with the Public offering	12,049,792	2.82
Balance at December 31, 2021	13,698,125	$3.24

Warrants Exercisable at December 31, 2021	13,698,125	$3.24

Options

During 2020, certain Directors and a consultant were granted stock options to purchase a total of 211,330 additional shares of the Company’s common stock. The options have a three-year term with an exercise price between $0.25 and $4.49.

During the year ended December 31, 2021, the Company issued a total of 4,383,950 options with an exercise price between $0.25 and $5.59 each with a three-year term to its Officers and Directors.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

				Market
	Number			Price on
Reporting	of	Term	Exercise	Grant	Volatility	Fair
Date	Options	(Years)	Price	Date	Percentage	Value
2/25/20 – 11/18/20	211,330	3	$0.25 - 4.49	$1.00 – 4.49	169% - 209%	$251,526
1/01/21 – 6/30/21	306,730	3	$0.25 - 5.59	$3.78 - 5.59	148% - 209%	$1,244,179
7/1/21-9/30/21	777,220	5	$1.77	$1.58	127%	$816,158
10/01/21 – 12/31/21	3,300,000	3	$1.30	$1.30	129%	$2,983,393

The Company recognized $5,046,982 and $251,526 as compensation expense in the financial statements for the years ended December 31, 2021 and 2020. At December 31, 2021, the Company had 4,686,610 options outstanding.

Note 14 - Acquisition of Magical Beasts, LLC

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

Notes to Proforma Balance Sheets

(a)	Additional amortization of intangible assets

(b)	Income statement effects of notes (a) and (b) above

JUPITER WELLNESS, INC.

PROFORMA STATEMENT OF OPERATIONS

	Year Ended December 31, 2020
	Jupiter				Jupiter
	Wellness,				Wellness,
	Inc.				Inc.
	Consolidated	Magical Beasts,	Proforma		Proforma
	Balance	LLC	Adjustments	Notes	Balance
Sales	$1,065,665	$—	$105,404	(a)	$1,171,069
Cost of sales	624,570	—	83,428	(a)	707,998
Gross profit	441,095	—	21,976		463,071

Expenses	6,730,300	—	50,057	(a)(b)	6,782,357

Net Income (loss)	$(6,289,205)	—	$(30,081)		$(6,319,286)

(a) Magical Beasts income and cost of sales prior to closing date

(b) Includes additional amortization of intangibles plus expenses of Magical Beasts prior to closing

Note 15 – Acquisition of SRM Entertainment

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

JUPITER WELLNESS, INC.

PROFORMA BALANCE SHEETS

	December 31, 2020
	Jupiter				Jupiter
	Wellness,				Wellness,
	Inc.	SRM			Inc.
	Consolidated	Entertainment,	Proforma		Proforma
	Balance	Ltd.	Adjustments	Notes	Balance
Cash	$4,262,168	—	$—		$4,262,168
Current Assets	726,096	—	—		726,096
Total current assets	4,988,264	—	—		4,988,264

Intangible assets	559,800	—	(145,766)	(a)	414,034
Goodwill	941,937	—	—		941,937
Other	35,592	—	—		35,592
Total assets	$6,525,593	$—	$(145,766)		$6,379,827

Liabilities	$1,440,552	$—	$—		$1,440,552
Note payable issued in acquisition	691,500	—	—		691,500
Total liabilities	2,132,052	—	—		2,132,052

Common stock	10,656	—	—		10,656
Additional paid-in capital	11,657,286	—	—		11,657,286

Accumulated deficits	(7,274,401)	—	(145,766)	(a)	(7,420,167)
Total Shareholders’ Equity	4,393,541	—			(4,247,775)

Total Liabilities and Shareholders’ Equity	$6,525,593	$—	$(145,766)		$6,379,827

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

Note 16 - Commitments and Contingencies

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at December, 2021 were ROU of $797,311 and $814,063. At December 31, 2021, the current portion of the lease liability was $118,102 and non-current portion of the lease liability was $695,961. Additionally, the Company recognized accreted interest expense of $33,885 and rent expense of $73,095 for the new lease during the year ended December 31, 2021.

Legal Proceedings

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, Mr. Koch and Bedford Investment Partners, LLC (together, the “Koch Parties”) filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants’ counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted and all counterclaims were dismissed with prejudice, except the breach-of-contract and unjust enrichment claims. On June 04, 2021 the Koch Parties filed a Second Amended Counterclaim, re-alleging their previous breach-of-contract and unjust enrichment counterclaims. On June 25, 2021, the Company filed a motion to dismiss defendants’ Second Amended Counterclaim, which the parties briefed in summer 2021. On February 14, 2022, the court dismissed all of the Koch Parties’ counterclaims except to the extent that they alleged unjust enrichment against Jupiter and Mr. John. On March 22, 2022, the Parties engaged in a Settlement Conference before The Honorable Sarah L. Cave, which did not resolve the case. On March 25, 2022, The Honorable Lewis J. Liman granted Jupiter and Mr. John permission to move for summary judgment dismissing the Koch Parties’ unjust enrichment counterclaim, and scheduled a jury trial to begin no earlier than November 14, 2022..

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 17 – Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol (CBD) based skin and wellness care and therapeutic products and (ii) sales of merchandise sold to theme parks. Sales of the theme park merchandise are made through the Company’s wholly owned subsidiary SRM Entertainment, Inc. Condensed financial information for years ended December 31, 2021 and 2020 follow;

		2021	2020
Jupiter Wellness	Revenue	$183,142	$834,812
	Cost of Sales	203,089	477,559
	Gross Profit (Loss)	$(19,947)	$357,253

SRM Entertainment	Revenue	$2,693,131	$230,853	*
	Cost of Sales	2,137,699	147,011	*
	Gross Profit (Loss)	$555,432	$83,842	*

Combined	Revenue	$2,876,273	$1,065,665
	Cost of Sales	2,340,788	624,570
	Gross Profit (Loss)	$535,485	$441,095

*	Amounts for SRM are from the date of acquisition (November 30, 2020) to December 31, 2020

Note 17 - Subsequent Events

On December 8, 2021, the Company issued a Secured Promissory Note in the amount of $10,000,000 to Next Frontier Pharmaceuticals, Inc. (“NFP”) and entered into a Stock Purchase Agreement (“SPA”) whereby the Company would acquire NFP via a triangular merger. On February 17, 2022, NFP terminated the SPA and affirmed its obligations to the Company. In March 2022, the Company issued a Notice of Default to NFP regarding NFP’s secured promissory note payable to the Company. As a result, the Company has determined that the Note has been impaired and has taken an impairment charge of $10,000,000 against the 2021 earnings.

On January 6, 2022, the Company issued a Revolving Secured Promissory Note in the amount up to $5,000,000 to Next Frontier Pharmaceuticals, Inc. (“NFP”). The initial, and only advance under the Note was $1,000,000. The Note has a term of six months and interest at eight percent (8%).

In November 2021, the Company engaged Oppenheimer & Co. to repurchase shares of the Company common stock from the public market. At December 31, 2021, Oppenheimer had not repurchased any of the Company’s securities. At March 28, 2022 Oppenheimer had purchased 1,959,590 shares of the Company’s common stock at a total costs of $2,090,678 (average of $1.09 per share).

In connection with the proposed acquisition of Next Frontier Pharmaceuticals, Inc. in January 2022, Brian John, Ryan Allison, Rich Miller and Dr Glynn Wilson (the “Executives”) entered into Transition Advisory Agreements with the Company for the purpose of retainer their services for a two-year period subsequent to closing the transaction. The Executives were paid a total of $755,000 upon execution of the Agreements.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2021 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

