Form 10-Q
period 2022-03-31
Jupiter Wellness, Inc.
filed 2022-05-16
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission File Number 001-39569

JUPITER WELLNESS, INC.

(Exact name of registrant as specified in charter)

Delaware	83-2455880
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1061 E. Indiantown Road, Suite 110
Jupiter, FL	33477
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2022, there were 21,901,528 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements

Jupiter Wellness, Inc.

Jupiter Wellness, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Cash	$6,145,558	$11,754,558
Inventory	473,134	304,266
Account receivable	348,685	695,319
Prepaid expenses and deposits	933,367	617,302
Investment in affiliate	2,908,300	2,908,300

Total current assets	10,809,044	16,279,745

Right of use assets	759,910	797,311
Intangible assets, net	346,196	364,417
Intellectual property	375,000	375,000
Goodwill	941,937	941,937
Fixed assets	63,183	109,055
Total assets	$13,295,270	$18,867,465

Liabilities and Shareholders’ Equity

Accounts Payable	$488,240	$1,242,928
Convertible notes, net of discounts	-	-
Contingent note payable issued in acquisition	-	-
Current portion of lease liability	164,170	118,102
Accrued liabilities	319,534	160,508
Covid – 19 SBA Loan	47,981	47,547
Total current Liabilities	1,019,925	1,569,085

Long-term portion lease liability	620,868	695,961
Total liabilities	1,640,793	2,265,046

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	-	-
Treasury stock, $0.001 par value, 1,995,948 shares repurchased	(2,133,167)	-
Common stock, $.001 par value, 100,000,000 shares authorized, of which 22,150,053 and 24,046,001 shares issued and outstanding as of March 31, 2022 and December 31, 2021	22,150	24,046
Additional paid-in capital	51,774,915	51,668,019
Common stock payable	285,000	285,000
Accumulated deficits	(38,294,421)	(35,374,646)
Total Shareholders’ Equity	11,654,477	16,602,419

Total Liabilities and Shareholders’ Equity	$13,295,270	$18,867,465

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2022 and 2021

 (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue
Sales	$721,629	$48,846
Cost of Sales	604,418	23,452
Gross profit	117,211	25,394

Operating expense
General and administrative expenses	1,978,933	2,888,294
Impairment of Secured Promissory Note	1,000,000	-
	2,978,933	2,888,294
Other income / (expense)
Interest income	5,389	1,278
Interest expense	(26,102)	(3,341)
Other income / (expense)	(37,340)	669,200
Total other income (expense)	(58,053)	667,137

Net (loss)	$(2,919,775)	$(2,195,763)

Net (loss) per share:
Basic	$(0.13)	$(0.20)

Weighted average number of shares
Basic	23,134,059	11,169,673

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022 and Year Ended December 31, 2021

(Unaudited)

					Common	Additional
	Treasury Shares		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2020	-	-	10,655,833	$10,656	$—	$11,657,286	$(7,274,401)	$4,393,541

Common stock issued in public offering	-	-	11,066,258	11,066	—	28,307,248	—	28,318,314
Common Stock issued for intellectual property	-	-	125,175	125	—	524,875	—	525,000
Common stock issued upon conversion of notes	-	-	186,832	187	—	560,309	—	560,496
Common stock issued for services	-	-	1,789,496	1,790	285,000	4,054,193	—	4,340,983
Common stock issued upon exercise of cashless options	-	-	222,407	222	—	(222)	—	—
Contributed capital	-	-	—	—	—	70,818	—	70,818
Fair value of Stock options granted to Officers and Directors	-	-	—	—	—	5,046,982	—	5,046,982
Fair value of warrants and beneficial conversion feature in connection with convertible promissory Notes	-	-	—	—	—	1,446,530	—	1,446,530
Net Loss	-	-	—	—	—	—	(28,100,245)	(28,100,245)
Balance, December 31, 2021	-	-	24,046,001	$24,046	$285,000	$51,668,019	$(35,374,646)	$16,602,419

Shares issued for services	-	-	100,000	100	-	104,900	-	105,000
Treasury shares purchased	1,995,948	(2,133,948)	(1,995,948)	(1,996)		1,996	-	(2,133,167)
Net Loss	-	-	-	-	-	-	(2,919,775)	(2,919,775)
Balance, March 31, 2022	1,995,948	(2,133,167)	22,150,053	$22,150	$285,000	$51,774,915	$(38,294,421)	$11,654,477

The accompanying notes are an integral part of these financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(2,919,775)	$(2,195,763)
Stock Based compensation	105,000	1,672,906
Depreciation & Amortization	25,378	21,603
Impairment of note receivable	1,000,000	-
Bad debt expense	2,266	-
Gain on Settlement	-	(669,200)

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	(316,065)	(79,205)
Right of Entry asset	37,401	5,535
Accounts receivable	344,368	242,446
Inventory	(168,868)	(23,397)
Accounts payable	(754,688)	(235,507)
Accrued liabilities	(38,864)	11,738
Lease liability	(29,025)	(5,532)
Net cash (used in) operating activities	(2,712,872)	(1,254,376)

Cash flows from investing activities:
Proceeds from sale of asset	43,000	-
Cash paid for third party loan	(1,000,000)	-
Cas paid for purchase of fixed assets	(4,285)	-
Net cash provided by financing activities	(961,285)	-

Cash flows from financing activities:
Cash paid for treasury stock	(2,133,167)	-
Borrowings on debt	241,272	-
Principal payment on debt	(42,948)	-
Net cash (used in) investing activities	(1,934,843)	-

Net (decrease) in cash and cash equivalents	(5,609,000)	(1,254,376)

Cash and cash equivalents at the beginning of the period	11,754,558	4,262,168

Cash and cash equivalents at the end of the period	$6,145,558	$3,007,792
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash items:
Common stock issued in conversion of promissory notes	$-	$560,496

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2022 and

Year Ended December 31, 2021

Note 1 - Organization and Business Operations

Jupiter Wellness, Inc. (the “Company”) was formed on October 24, 2018 as CBD Brands, Inc. under the laws of the State of Delaware, and is headquartered in Jupiter, Florida. The Company is a leading developer of cannabidiol (CBD) based medical therapeutics and wellness products. The Company’s clinical pipeline of prescription CBD-enhanced skin care therapeutics addresses indications including eczema, burns, herpes cold sores, and skin cancer. We are in the early stage of manufacturing, distributing, and marketing a diverse line of consumer products infused with CBD. On November 30, 2020 the Company acquired SRM Entertainment, Limited, a Hong Kong Special Administrative Region of the People’s Republic of China limited company (“SRM”). SRM has relationships with and supplies the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park, entertainment venues and theme hotels throughout the worldwide theme park industry.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2022 or December 31, 2021.

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

	For the Three Months
	Ended March 31,
	2022	2021
Numerator:	$(2,919,775)	$(2,195,763)
Net (loss)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	23,134,059	11,169,673
Denominator for diluted earnings per share	23,134,059	11,169,673
Basic (loss) per share	$(0.13)	$(0.20)
Diluted (loss) per share	$(0.13)	$(0.20)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the year ended December 31, 2021, the Company had recorded an allowance of $104,851 against accounts receivable of SRM Entertainment, the Company had recognized no additional allowance for doubtful collections for the three months ended March 31, 2022.

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

The Company’s evaluation of its long-lived assets resulted in $300,000 of intangible impairment expense during the year ended December 31, 2021. There was no impairment for the three months ended March 31, 2022.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Cumulative gains and losses from foreign currency transactions and translation for the three-months ended March 31, 2022 and the year ended December 31, 2021 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $103,025 and $60,529 for the three-months ended March 31, 2022 and 2021, respectively.

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

Note 3 - Accounts Receivable

At March 31, 2022 and December 31, 2021, the Company had accounts receivable of $348,685 and $695,319 (net of an allowance of $104,851 and $104,851), respectively.

Note 4 - Prepaid Expenses and Deposits

At March 31, 2022 and December 31, 2021, the Company had prepaid expenses and deposits of $933,367 and $617,302, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 - Inventory

At March 31, 2022 and December 31, 2021, the Company had inventory of $473,134 and $304,266, consisting of finished goods, raw materials and packaging supplies.

Note 6 – Investment in Affiliate

At March 31, 2022 and December 31, 2021, the Company had purchased 1,437,500 Founders shares and 288,830 Private Placement Units of Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”), for $2,908,300. The Investment is being accounted for as a Hold-to-Maturity Investment.

On November 3, 2021, JWAC filed a registration statement (“IPO”) with the Securities and Exchange Commission with an initial funding of $100M. On December 6, 2021 the IPO was deemed effective. The total amount raised in the IPO was $138,000,000.

Note 7 – Note Receivable

On December 8, 2021, the Company issued a Secured Promissory Note (the “Note”) in the amount of $10,000,000 to Next Frontier Pharmaceuticals, Inc. (“NFP”) and entered into a Stock Purchase Agreement (“SPA”) for the Company to acquire NFP. The Note has a term of six months and interest at eight percent (8%). On January 6, 2022 the company issued an additional Secured Promissory Note to NFP under the same terms for up to $5,000,000, of which $1,000,000 was funded on January 7, 2022.

In February 2022, NFP terminated the SPA and in March 2022, the Company issued a Notice of Default on the NFP Note (see Subsequent Event Footnote 19). As a result, the Company has determined that the Notes have been impaired and has taken an impairment charge of $10,000,000 against the 2021 earnings and $1,000,000 against the 2022 earnings.

Note 8 - Intangible Assets

In connection with the acquisition of Magical Beasts (see Note 15 below), the Company allocated the purchase price to intangible assets as follows:

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

In connection with the acquisition of SRM Entertainment, Limited (see Note 16 below), the Company allocated the purchase price to intangible assets as follows:

Distribution Agreements	$437,300
Goodwill	941,937
$1,379,237

The Distribution Agreements have an estimated life of six years and Goodwill has an indefinite life and will be reviewed at each subsequent reporting period to determine if the assets have been impaired.

Amortization for the three months ended March 31, 2022 was $18,221 and the year ended December 31, 2021 was $72,883. The balance of the Intangible Assets at March 31, 2022 and December 31, 2021 attributable to SRM totals $346,196 and $364,417, respectively.

During the year ended December 31, 2021, the Company entered into two licensing agreements for the rights to use certain patented technologies. The Company paid a total of $675,000 for the rights, consisting of $150,000 in cash and $525,000 in shares of the Company’s common stock. In early 2022, the Company terminated one of the licensing agreements and as a result, the company considered the terminated license to be impaired and took a charge to of $300,000 to 2021 earnings. The balance of Intellectual property at March 31, 2022 and December 31, 2021 was $375,000 which includes Patents and other formulations used in our development of future products.

Note 9 – Financed Insurance Premiums

During the three-months ended March 31, 2022, the Company financed a total of $241,272 for its General Liability and Director & Officer insurance premiums over the twelve months coverage period. The average interest rate is 9.3%. At March 31, 2022 the outstanding balance was $198,324.

Note 10 - Convertible Notes Payable – Related Parties

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

During the year ended December 31, 2021, the 2021 Notes were paid in full in cash. The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the year and three months ended March 31, 2022:

Balance, December 31, 2020	525,000
Conversions of Notes	(525,000)
2021 Notes	3,150,000

Payments on Notes	(3,150,000)
Principal Balance, March 31, 2022 and December 31, 2021	$-

The Company recorded amortization of debt discount of $1,604,031 related to the Convertible Promissory Notes during the year ended December 31, 2021, which included $157,500 of original issues discounts and $1,446,530 of warrant and beneficial conversion features expense related to the convertible notes.

Total interest expense for the Company was $1,736,106 for the year ended December 31, 2021 and $0 interest on these notes for the three months ended March 31, 2022.

Note 11 - Note payable issued in acquisition

In connection with the Acquisition of Magical Beasts, LLC (see Note 14), the Company issued a non-interest bearing $1,000,000 promissory note (“Note”), due upon the earlier of i) the closing of a public offering or ii) December 31, 2020. The note has been valued at its discounted amount of $950,427. During the year ended December 31, 2020, the Company recognized $49,573 of interest expense for the accretion of the discount.

In August 2020, a Nevada court imputed a judgement of Ms. Whitley (the former owner of Magical Beasts, LLC) to Magical Beasts (see Note 15 Legal proceedings) and advised the Company that before paying any funds under the note to Ms. Whitley, the Company must first satisfy the judgement to the Plaintiff. In October 2020, the Company, Ms. Whitley and the Plaintiff in the judgement action against Ms. Whitley reached an agreement whereby Ms. Whitley agreed that of the $1,000,000 payable to Ms. Whitley, the first $336,450 would be paid to the Plaintiff which the Company has paid in full with a cash payment of $300,000 and the issuance of 8,500 shares of its common stock leaving a balance of $691,500 at December 31, 2020.

In January 2021, the Company entered into an Omnibus Amendment to the original Purchase Agreement (see Note 15) which satisfied the Company’s obligation on the Note.

Note 12 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $28,878 under the Federal Paycheck Protection Program (“PPP”) and $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), both of which are administered through the Small Business Administration (“SBA”). Under the guidelines of the PPP, the SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. During 2021, the PPP loans were forgiven, resulting in a gain of $34,499, and the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at March 31, 2022 and December 31, 2021 was $47,981 and $47,547, respectively.

Note 13 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of March 31, 2022 and December 31, 2021, there were 22,150,053 shares of common stock (net of 1,995,948 repurchased by the Company) and 24,046,001 shares of common stock issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding.

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

Exercise of Cashless Stock Options

During the year ended December 31, 2021, a former Director of the Company exercised a portion of his stock options under the cashless provisions and was issued 47,470 shares of the Company’s stock, an officer of the Company exercised a portion of his stock options under the cashless provisions and was issued 15,884 shares of the Company’s stock and Ms. Whitley (see Note 14) exercised her stock options under the cashless provisions and was issued 159,053 shares of the Company’s stock.

Shares issued for services

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

Shares issued for Intellectual Property

During the year ended December 31, 2021, 2021, the Company entered into two license agreements for the use of certain patented technology under the terms of which the Company issued a total of 125,175 shares of its common stock valued at a total of $525,000 and paid an additional $150,000 in cash. In 2021, the Company impaired one of the license agreements totaling $300,000. The remining balance of $375,000 is carried as Intellectual properties on the balance sheet of the Company. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements.

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

Three Months ended March 31, 2022 issuances:

Shares issued for services

During the three months ended March 31, 2022, the Company entered into a Consulting Agreement under the terms of which the Company issued 100,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. The Company recognized a total of $105,000 as stock-based compensation during the three months ended March 31, 2022.

In November 2021, the Company engaged Oppenheimer & Co. to repurchase shares of the Company’s common stock from the public market. At December 31, 2021, Oppenheimer had not repurchased any of the Company’s securities and as of March 31, 2022 Oppenheimer had purchased 1,995,948 shares of the Company’s common stock at a total costs of $2,133,167 (average of $1.09 per share). These repurchased shares are included in the Equity section of the March 31, 2022 Balance Sheet as Treasury Stock.

The following table sets forth the issuances of the Company’s shares of common stock for the year and three months ended March 31, 2022 as follows:

Balance December 31, 2020	10,655,833
Conversion of Promissory Notes	186,832
Exercise of stock options	222,407
Stock based compensation	367,496
Consulting Services Shares	1,422,000
Intellectual property	125,175
Public offering	11,066,258
Balance December 31, 2021	24,046,001
Shares issued for services	100,000
Shares repurchased from the market	(1,995,948)
Balance March 31, 2022	22,150,053

Common Stock Payable

During the year ended 2021, the Company entered into two consulting agreement which call for a cash component and a stock component. At March 31, 2022 and December 31, 2021 the Company had accrued a total of $285,000 of stock payable relating to the agreements.

Note 14 - Warrants and Options

Convertible Note Warrants: In connection with the issuance of three convertible promissory notes, the Company issued 525,000 warrants with an exercise price of $6.00 and five-year term (see Note 10).

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
5/5/2020-5/19/21	$1,888,495	5	$6.00	$4.26	299%	0.0080

Public Offering Warrants: In connections with the Company’s public offering (see Note 13), the Company issued 11,607,142 warrants to the purchasers of the common stock, exercisable immediately at an exercise price of $2.79 and 442,650 warrants to the underwriter immediately exercisable at $3.50.

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
7/26/2021	$20,921,265	5	$2.79	$2.03	331%	0.0033
7/26/2021	786,395	5	$3.50	$2.03	331%	0.0033

The following tables summarize all warrants outstanding as of March 31, 2022 and December 31, 2021, and the related changes during the period.

Exercise price is the weighted average for the respective warrants and end of period.

	Number of	Exercise
	Warrants	Price
Stock Warrants
Balance at December 31, 2020	1,123,333	$8.30
Warrants issued in connection with Convertible Notes (see note 10)	525,000	6.00
Warrants issued in connection with the Public offering (see note 13)	12,049,792	2.82
Balance at March 31, 2022 and December 31, 2021	13,698,125	$3.24

Warrants Exercisable at March 31, 2022 and December 31, 2021	13,698,125	$3.24

Options

During the year ended December 31, 2021, the Company issued a total of 4,383,950 options with an exercise price between $0.25 and $5.59 each with a three-year term to its Officers and Directors. No options were granted during the three months ended March 31, 2022.

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

The Company recognized $5,046,982 as compensation expense in the financial statements for the year ended December 31, 2021. At March 31, 2022 and December 31, 2021, the Company had 4,686,610 options outstanding.

Note 15 - Acquisition of Magical Beasts, LLC

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

Note 16 – Acquisition of SRM Entertainment

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

Note 17 - Commitments and Contingencies

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at March 31, 2022 were ROU asset of $759,910, current portion of the lease liability of $164,170 and lease liability of $ $620,868. The unamortized balances as of December, 2021 were ROU of $797,311, the current portion of the lease liability 0f $118,102 and non-current portion of the lease liability was $695,961. Additionally, the Company recognized accreted interest expense of $16,089 and $33,885, respectively, for the new lease during the three months ended March 31, 2022 and the year ended December 31, 2021.

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

Note 18 – Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol (CBD) based skin and wellness care and therapeutic products and (ii) sales of merchandise sold to theme parks. Sales of the theme park merchandise are made through the Company’s wholly owned subsidiary SRM Entertainment, Inc. Condensed financial information for the three-months ended March 31, 2021 and 2020 follow;

		2022	2021
Jupiter Wellness	Revenue	$14,524	$48,846
	Cost of Sales	12,398	23,452
	Gross Profit (Loss)	$2,126	$25,394

SRM Entertainment	Revenue	$707,105	$-0-	*
	Cost of Sales	592,020	-0-	*
	Gross Profit (Loss)	$115,085	$-0-	*

Combined	Revenue	$721,629	$48,846
	Cost of Sales	604,418	23,452
	Gross Profit (Loss)	$117,211	$25,394

*	All of the theme and amusements park customers of SRM were closed due to Covid-19

Note 19 - Subsequent Events

In November 2021, the Company engaged Oppenheimer & Co. to repurchase shares of the Company’s common stock from the public market. At December 31, 2021, Oppenheimer had not repurchased any of the Company’s securities and as of March 31, 2022 Oppenheimer had purchased 1,995,948 shares of the Company’s common stock at a total costs of $2,133,167 (average of $1.09 per share). Through May 10, 2022, Oppenheimer has purchased 2,244,473 shares of the Company’s common stock from the public market for $2,406,560 at an average price of $1.07.

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000 (the “Notes”). In connection with the Notes the Company issued Common Stock Purchase Warrants for 1,100,000 shares 360,000 shares of the Company’s common stock (the “Warrants”). The Notes have a maturity date of October 20, 2022.

The Notes have an original issuance discount of five percent (5%), an interest rate of eight percent (8%), and a conversion price of $2.79 per share, subject to an adjustment downward if the Company is in default of the terms of the Notes. The Warrants have a five (5) year term, an exercise price of $2.79 per share, have a cashless conversion feature until such time as the shares underlying the Warrants are included in an effective registration and certain anti-dilution protection.

On April 26, 2021, Jupiter Wellness, Inc. (the “Company) entered into an Asset Purchase Agreement (the “APA”) with Ascent Clinical Research Inc, (“ACR”). The APA provides for the purchase of the assets of ACR used in its business (the “ACR Business”) by the Company in exchange for 5% of the future net revenues generated by the ACR Business. ACR is a clinical research company.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

On November 3, 2021, the Company filed a registration statement with the Securities and Exchange Commission to sponsor Jupiter Wellness Acquisition Corporation (“JWAC”) a SPAC, dedicated to investing in AI based therapeutics and diagnostics with an initial funding target of $100M. As of March 31, 2022, the Company had loaned $293,300 to Jupiter Wellness Sponsor LLC (“JWSL”), an affiliate, which in turn loaned the funds to JWAC. If the offering is successful, JWSL is obligated to purchase 425,000 Units ($4,250,000) in connection with the Offering. The Company’s portion of the obligation would be $2,050,000. In October 2021, the Company amended Brian John’s employment agreement and title to also make him the Chief Investment Officer of Jupiter Wellness, Inc., Jupiter Wellness Investment Corp. and Jupiter Wellness Acquisition Corp.. Pursuant to the amendment, he is entitled to twenty percent (20%) of the net profits realized from any investments made by Mr. John.

On January 20, 2022 the Company received a letter from Nasdaq stating that, because the Company made the Share Grants not pursuant to the 2021 Equity Plan despite them considered to be S-8 eligible, Nasdaq had determined that the Company did not comply with Listing Rule 5635(c). It was brought to our attention that 180,000 shares of common stock, out of the total 1,020,000 shares of common stock to consultants (the “Consulting Share Awards”) that were issued to three consultants, Greentree Financial (100,000 shares), Inc., L&H Inc. (20,000 shares), and Tee 2 Green Enterprises, Ltd. (60,000 shares), during the relevant period (the “Share Grants”), should have been issued pursuant to the 2021 Equity Plan because the Share Grants were considered to be S-8 eligible. As a result, the inadvertent issuance of the Share Grants to the mentioned-above three consultants was not made in compliance with Listing Rule 5635(c). The Company subsequently notified Nasdaq that the Board has approved the reallocation of the Share Grants to be accounted for as if they were originally issued under the 2021 Equity Plan, and has made the corresponding change to the Company’s books and records. However, since the 2021 Equity Plan has previously been exercised in full, to allow for the reallocation of the Share Grants under the 2021 Equity Plan, on January 17, 2022, the Board determined that 100,000 options that have previously been issued under the 2021 Equity Plan to Brian John, and 100,000 options issued to Dr. Glynn Wilson be cancelled, a revocation to which Messrs. John and Wilson have agreed. Following the remedial measures, on January 20, 2022, the Company was informed that the Company has regained compliance with the Rule and that this matter is now closed.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the three months ended March 31, 2022 and 2021 audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2022 or December 31, 2021.

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

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2022	2021	2021	2020
Numerator:
Net (loss)	$(2,919,775)	$(2,195,763)	$(28,100,245)	$(6,289,205)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	23,134,059	11,169,673	16,603,788	7,325,708
Denominator for diluted earnings per share	23,134,059	11,169,673	16,603,788	7,325,708
Basic (loss) per share	$(0.13)	$(0.20)	$(1.69)	$(0.86)
Diluted (loss) per share	$(0.13)	$(0.20)	$(1.69)	$(0.86)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2021, the Company recorded an allowance of $104,851 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of March 31, 2022, the Company had recognized no additional allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three months ended March 31, 2022 and year ended December 31, 2021 and the cumulative translation gains and losses as of March 31, 2022 and December 31, 2021 were not material.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $103,025 and $60,529 for the three months ended March 31, 2022 and 2021, respectively.

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

Results of Operations

For the three months ended March 31, 2022 and 2021

The following table provides selected financial data about us for the three months ended March 31, 2022 and 2021, respectively.

	March 31, 2022	March 31, 2021
Sales	$721,629	$48,846
Cost of Sales	604,418	23,452
Gross Profit (Loss)	117,211	25,394
Total expenses	(3,036,986)	(2,221,157)
Net Loss	$(2,919,775)	$(2,195,763)

Revenues

We generated $721,629 in revenues for the three months ended March 31, 2022 compared to $48,846 revenues in the three months ended March 31, 2021. As a result of the Covid-19 pandemic, revenues were depressed in 2021 and we are now experiencing a greater demand for our products.

Operating Expenses and Other Income (Expense)

We had total operating expenses and other income and expense of $3,036,986 for the three months ended March 31, 2022 compared to $2,221,157 for the three months ended March 31, 2021.

Operating expenses for the three months ended March 31, 2022 were in connection with our daily operations as follows: (i) marketing expenses of $39,385; (ii) research and development of $103,025; (iii) legal and professional expenses of $514,491, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $40,293; (v) depreciation and amortization of $25,378; (vi) general and administrative expenses of $1,151,361, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; (vii) stock based compensation of $105,000; (viii) net interest expense of $20,713 (ix) other expense of $37,340 and (x) impairment of a secured promissory note of $1,000,000.

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

Income/Losses

Net losses were $2,919,775 and $2,195,763 for the three months ended March 31, 2022 and 2021, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the past three months and previous fiscal year, we implemented significant measures to remediate the previously disclosed ineffectiveness of our internal control over financial reporting, which included an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. The remediation measures consisted of the hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification of our accounting processes and enhancement to our financial controls, including the testing of such controls.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2022, Jupiter Wellness, Inc. (the “Company”) entered into a $1,500,000 Loan Agreement (the “Greentree Loan”). Pursuant to the the Greentree Loan the Company issued a Convertible Promissory Note in the principal amount of $1,500,000 (the “Greentree Note”) and the issuance of a Common Stock Purchase Warrant for 1,100,000 shares of the Company’s common stock (the “Greentree Warrant”). The Greentree Note has a maturity date of October 20, 2022.

On April 20, 2022, the Company entered into a $500,000 Loan Agreement (the “L&H Loan,” collectively with Greentree Loan as the “Loan Agreements”). Pursuant to the L&H Loan the Company issued a Convertible Promissory Note in the principal amount of $500,000 (the “L&H Note,” collectively with Greentree Note as the “Notes”) and the issuance of a Common Stock Purchase Warrant for 360,000 shares of the Company’s common stock (the “L&H Warrant,” collectively with Greentree Warrant as the “Warrants”). The L&H Note has a maturity date of October 20, 2022.

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

Jupiter Wellness, INC.

Dated: May 16, 2022	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

