Form 10-Q
period 2022-06-30
Jupiter Wellness, Inc.
filed 2022-08-15
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission File Number 001-39569

JUPITER WELLNESS, INC.

(Exact name of registrant as specified in charter)

Delaware	83-2455880
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1061 E. Indiantown Road, Suite 110
Jupiter, FL	33477
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2022, there were 21,513,888 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements

Jupiter Wellness, Inc.

Page

Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	F-2
Consolidated Statements of Operations for the Three-Months and Six-Months Ended June 30, 2022 and 2021 (Unaudited)	F-3
Consolidated Statements of Changes in Shareholders’ Equity for the Six-Months Ended June 30, 2022 (Unaudited) and year ended December 31, 2021 (Audited)	F-4
Consolidated Statements of Cash Flows for the Six-Months Ended June 30, 2022 and 2021 (Unaudited)	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6

Jupiter Wellness, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Cash	$5,000,684	$11,754,558
Inventory	387,967	304,266
Account receivable	1,609,270	695,319
Prepaid expenses and deposits	741,323	617,302
Investment in affiliate	2,908,300	2,908,300

Total current assets	10,647,544	16,279,745

Right of use assets	721,924	797,311
Intangible assets, net	327,975	364,417
Intellectual property	375,000	375,000
Prepaid Clinical research agreement costs	1,300,000	-
Goodwill	941,937	941,937
Fixed assets	71,760	109,055
Total assets	$14,386,140	$18,867,465

Liabilities and Shareholders’ Equity

Accounts Payable	$1,073,327	$1,242,928
Convertible notes, net of discounts	1,397,450	-

Current portion of lease liability	134,560	118,102
Accrued liabilities	415,145	160,508
Covid – 19 SBA Loan	47,981	47,547
Total current Liabilities	3,068,463	1,569,085

Long-term portion lease liability	620,868	695,961
Total liabilities	3,689,331	2,265,046

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	-	-
Treasury stock, $0.001 par value, 256,460 shares repurchased	(196,831)	-
Common stock, $.001 par value, 100,000,000 shares authorized, of which 21,705,647 and 24,046,001 shares issued and outstanding as of June 30, 2022 and December 31, 2021	21,706	24,046
Additional paid-in capital	50,322,111	51,668,019
Common stock payable	285,000	285,000
Accumulated deficits	(39,735,177)	(35,374,646)
Total Shareholders’ Equity	10,696,809	16,602,419

Total Liabilities and Shareholders’ Equity	$14,386,140	$18,867,465

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Sales	$3,000,582	$595,088	$3,722,211	$643,934
Cost of Sales	2,495,339	413,913	3,099,757	437,365
Gross profit	505,243	181,175	622,454	206,569

Operating expense
General and administrative expenses	1,397,810	3,839,316	3,414,083	6,727,610
Impairment of Promissory Note	-	-	1,000,000	-
	1,397,810	3,839,316	4,414,083	6,727,610
Other income / (expense)
Interest income	365	871	941	2,149
Interest expense	(548,554)	(493,804)	(574,656)	(497,145)
Other income / (expense)	—	—	4,813	669,200
Total other income (expense)	(548,189)	(492,933)	(568,902)	174,204

Net (loss)	$(1,440,756)	$(4,151,074)	$(4,360,531)	$(6,346,837)

Net (loss) per share:
Basic	$(0.07)	$(0.37)	(0.19)	$(0.56)

Weighted average number of shares
Basic	21,949,416	11,359,797	22,527,989	11,265,828

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2022 (Unaudited) and

Year Ended December 31, 2021 (Audited)

					Common	Additional
	Treasury Shares		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2020	-	-	10,655,833	$10,656	$—	$11,657,286	$(7,274,401)	$4,393,541

Common stock issued in public offering	-	-	11,066,258	11,066	—	28,307,248	—	28,318,314
Common Stock issued for intellectual property	-	-	125,175	125	—	524,875	—	525,000
Common stock issued upon conversion of notes	-	-	186,832	187	—	560,309	—	560,496
Common stock issued for services	-	-	1,789,496	1,790	285,000	4,054,193	—	4,340,983
Common stock issued upon exercise of cashless options	-	-	222,407	222	—	(222)	—	—
Contributed capital	-	-	—	—	—	70,818	—	70,818
Fair value of Stock options granted to Officers and Directors	-	-	—	—	—	5,046,982	—	5,046,982
Fair value of warrants and beneficial conversion feature in connection with convertible promissory Notes	-	-	—	—	—	1,446,530	—	1,446,530
Net Loss	-	-	—	—	—	—	(28,100,245)	(28,100,245)
Balance, December 31, 2021	-	-	24,046,001	$24,046	$285,000	$51,668,019	$(35,374,646)	$16,602,419

Shares issued for services	-	-	100,000	100	-	104,900	-	105,000
Treasury shares purchased	2,690,354	(2,776,725)	(2,690,354)	(2,690)		2,690	-	(2,776,725)
Treasury shares cancelled	(2,433,894)	2,579,894	-	-	-	(2,579,894)	-	-
Shares issued in connection with convertible promissory note	-	-	250,000	250	-	277,250	-	277,500
Fair value of warrants issued and issue discounts with convertible note	-	-	-	-	-	706,977	-	706,977
Stock options issued for services	-	-	-	-	-	142,169	-	142,169
Net Loss	-	-	-	-	-	-	(4,360,531)	(4,360,531)
Balance, June 30, 2022	256,460	(196,831)	21,705,647	$21,706	$285,000	$50,322,111	$(39,735,177)	$10,696,809

The accompanying notes are an integral part of these financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(4,360,531)	$(6,346,837)
Stock Based compensation	105,000	3,663,350
Depreciation & Amortization	47,249	44,423
Impairment of note receivable	1,000,000	-
Fair value of options issued for services	142,169	-
Amortization of debt discount	501,927	458,849
Bad debt	2,266	-
Gain on Settlement	-	(669,200)

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	(124,021)	24,648
Right of Entry asset	75,387	29,157
Accounts receivable	(916,217)	(160,012)
Inventory	(83,701)	(29,138)
Accounts payable	(169,601)	(290,663)
Accrued liabilities	129,128	43,507
Legal fees		25,000
Lease liability	(58,635)	(30,138)
Net cash (used in) operating activities	(3,709,580)	(3,237,054)

Cash flows from investing activities:
Purchase of assets	(16,512)	(51,646)
Cash paid for research agreement	(1,300,000)	-
Cash paid for third party note	(1,000,000)	-
Proceeds from sale of assets	43,000	-
Net cash (used in) financing activities	(2,273,512)	(51,646)

Cash flows from financing activities:
Cash paid for treasury stock	(2,776,725)	-
Proceeds from convertible debt, net of offering costs	1,880,000	2,967,500
Borrowings on debt	241,272	-
Payments on debt	(115,329)	-
Net cash (used in) provided by investing activities	(770,782)	2,967,500

Net (decrease) in cash and cash equivalents	(6,753,874)	(321,200)

Cash and cash equivalents at the beginning of the period	11,754,558	4,262,168

Cash and cash equivalents at the end of the period	$5,000,684	$3,940,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash items:
Common stock issued in conversion of promissory notes	$-	$560,496
Fair value of Warrants issued and beneficial conversion
Feature in connection with convertible notes	$706,977	$1,446,531
Common stock issued in connection with promissory notes	$277,500
Treasury shares cancelled	$2,579,894	$-
Cashless exercise of options	$-	$222

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2022 and

Year Ended December 31, 2021

Note 1 - Organization and Business Operations

Jupiter Wellness, Inc. (the “Company”) was formed on October 24, 2018 under the laws of the State of Delaware, and is headquartered in Jupiter, Florida. The Company researches, develops, licenses, and sells various products in the wellness field focused on hair, skin, and sexual health. Its PhotocilTM, and Minoxidil Booster, are currently licensed to sell in over 30 countries worldwide and is a leading developer of cannabidiol based medical therapeutics and wellness products. The Company has a clinical pipeline of prescription skin care therapeutics addressing indications including eczema, burns, herpes cold sores, and skin cancer.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were $982,919 cash equivalents as of June 30, 2022 and none at December 31, 2021.

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

Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol based skin care and therapeutic products and (ii) sales of merchandise sold to theme parks.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2021	2020
Numerator:
Net (loss)	$(1,440,756)	$(4,151,074)	$(4,360,531)	$(6,346,837)

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	21,949,416	11,359,797	22,527,989	11,265,828
Denominator for diluted earnings per share	21,949,416	11,359,797	22,527,989	11,265,828
Basic (loss) per share	$(0.07)	$(0.37)	$(0.19)	$(0.56)
Diluted (loss) per share	$(0.07)	$(0.37)	$(0.19)	$(0.56)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the year ended December 31, 2021, the Company had recorded an allowance of $104,851 against accounts receivable of SRM Entertainment, the Company had recognized no additional allowance for doubtful collections for the three months ended June 30, 2022.

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

The Company’s evaluation of its long-lived assets resulted in $300,000 of intangible impairment expense during the year ended December 31, 2021. There was no impairment for the six months ended June 30, 2022.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Cumulative gains and losses from foreign currency transactions and translation for the six-months ended June 30, 2022 and the year ended December 31, 2021 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $103,025 and $60,529 for the six-months ended June 30, 2022 and 2021, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on October 24, 2018, the evaluation was performed for 2018 tax year which would be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Note 3 - Accounts Receivable

At June 30, 2022 and December 31, 2021, the Company had accounts receivable of $1,609,270 and $695,319 (net of an allowance of $104,851 and $104,851), respectively.

Note 4 - Prepaid Expenses and Deposits

At June 30, 2022 and December 31, 2021, the Company had prepaid expenses and deposits of $741,323 and $617,302, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 - Inventory

At June 30, 2022 and December 31, 2021, the Company had inventory of $387,967 and $304,266, consisting of finished goods, raw materials and packaging supplies.

Note 6 – Investment in Affiliate

At June 30, 2022 and December 31, 2021, the Company had purchased 1,437,500 Founders shares and 288,830 Private Placement Units of Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”), for $2,908,300. The Investment is being accounted for as a Hold-to-Maturity Investment.

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

Amortization for the six-months ended June 30, 2022 was $36,442 and the year ended December 31, 2021 was $72,883. The balance of the Intangible Assets at June 30, 2022 and December 31, 2021 attributable to SRM totals $327,975 and $364,417, respectively.

During the year ended December 31, 2021, the Company entered into two licensing agreements for the rights to use certain patented technologies. The Company paid a total of $675,000 for the rights, consisting of $150,000 in cash and $525,000 in shares of the Company’s common stock. In early 2022, the Company terminated one of the licensing agreements and as a result, the company considered the terminated license to be impaired and took a charge to of $300,000 to 2021 earnings. The balance of Intellectual property at June 30, 2022 and December 31, 2021 was $375,000 which includes Patents and other formulations used in our development of future products.

During the six months ended June 30, 2022, the Company entered into a Clinical Research Agreement to research new treatments for post COVID-19 syndrome and symptoms and other projects which include treatments for respiratory diseases (such as influenza), herpes, eczema, and other skin indications. As of June 30, 2022, the Company had paid $1,300,000 of the approximate $3,000,000 budget. The payments shall be amortized over the respective term of the research.

Note 9 – Financed Insurance Premiums

During the six-months ended June 30, 2022, the Company financed a total of $241,272 for its General Liability and Director & Officer insurance premiums over the twelve months coverage period. The average interest rate is 9.3%. At June 30, 2022 the outstanding balance was $145,171.

Note 10 - Convertible Notes Payable

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

Total interest expense for the Company was $1,736,106 for the year ended December 31, 2021.

The Company recorded $604,031 related to the Convertible Promissory Notes during the year ended December 31, 2021, which included $157,500 of original issues discounts and $1,446,530 of warrant and beneficial conversion features expense related to the convertible notes.

The 2022 Notes:

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000 (the “2022 Notes”). In connection with the Notes the Company issued Common Stock Purchase Warrants for 1,100,000 shares 360,000 shares of the Company’s common stock (the “Warrants”). The Notes have a maturity date of October 20, 2022. In connection with the 2022 Notes, the Company issued a total of 250,000 shares as origination shares valued at fair market value of $277,500. There is no beneficial conversion feature since the conversion price is grater then the fair value of the shares.

The 2022 Notes have an original issuance discount of five percent (5%), $10,000 in legal fees, an interest rate of eight percent (8%), and a conversion price of $2.79 per share, subject to an adjustment downward if the Company is in default of the terms of the Notes. The Warrants have a five (5) year term, an exercise price of $2.79 per share, have a cashless conversion feature until such time as the shares underlying the Warrants are included in an effective registration and certain anti-dilution protection.

The fair value of origination shares and warrants issued in connection with the 2022 Note totals $984,477.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date as follows:

				Market
				Price
Reporting		Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
04/20/2022	$1,245,279	5	$2.79	$1.11	281%	0.0287

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the year and six-months ended June 30, 2022:

Balance, December 31, 2020	$525,000
Conversions of Notes	(525,000)
2021 Notes	3,150,000
Cash payments on Notes	(3,150,000
Principal Balance, December 31, 2021	-
2022 Notes	2,000,000
Principal Balance, June 30, 2022	$2,000,000

Interest expense for the six-months ended June 30, 2022 totaled $574,656 which includes $501,927 amortization of the origination shares and warrants discounts in connection with the 2022 Notes.

Note 11 - Note payable issued in acquisition

In connection with the Acquisition of Magical Beasts, LLC (see Note 15), the Company issued a non-interest bearing $1,000,000 promissory note (“Note”), due upon the earlier of i) the closing of a public offering or ii) December 31, 2020. The note has been valued at its discounted amount of $950,427. During the year ended December 31, 2020, the Company recognized $49,573 of interest expense for the accretion of the discount.

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

Note 12 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $28,878 under the Federal Paycheck Protection Program (“PPP”) and $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), both of which are administered through the Small Business Administration (“SBA”). Under the guidelines of the PPP, the SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. During 2021, the PPP loans were forgiven, resulting in a gain of $34,499, and the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at June 30, 2022 and December 31, 2021 was $47,981 and $47,547, respectively.

Note 13 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of June 30, 2022 and December 31, 2021, there were 21,705,647 shares of common stock (net of 2,690,354 repurchased by the Company) and 24,046,001 shares of common stock issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding.

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

Six Months ended June 30, 2022 issuances:

Shares issued for services

During the six-months ended June 30, 2022, the Company entered into an Investor Relations Consulting Agreement under the terms of which the Company issued 100,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. The Company recognized a total of $105,000 as stock-based compensation during the six- months ended June 30, 2022.

In November 2021, the Company engaged Oppenheimer & Co. to repurchase shares of the Company’s common stock from the public market. At December 31, 2021, Oppenheimer had not repurchased any of the Company’s securities and as of June 30, 2022 Oppenheimer had purchased 2,690,354 shares of the Company’s common stock at a total costs of $ 2,776,726 (average of $1.03 per share). As of June 30, 2022, the Company had cancelled 2,433,894 of the shares at a cost of $2,579,894. These repurchased and retired shares are included in the Equity section of the June 30, 2022 Balance Sheet as Treasury Stock.

The following table sets forth the issuances of the Company’s shares of common stock for the year and six-months ended June 30, 2022 as follows:

Balance December 31, 2020	10,655,833
Conversion of Promissory Notes	186,832
Exercise of stock options	222,407
Stock based compensation	367,496
Consulting Services Shares	1,422,000
Intellectual property	125,175
Public offering	11,066,258
Balance December 31, 2021	24,046,001
Shares issued for services	100,000
Loan origination shares for promissory note	250,000
Shares repurchased from the market	(2,690,354)
Balance June 30, 2022	21,705,647

Common Stock Payable

During the year ended 2021, the Company entered into two consulting agreement which call for a cash component and a stock component. At June 30, 2022 and December 31, 2021 the Company had accrued a total of $285,000 of stock payable relating to the agreements.

Note 14 - Warrants and Options

Convertible Note Warrants: During the six-months ended June 30, 2022, the Company issued 1,460,000 warrants with an exercise price of $2.79 and five year terms in connection with two convertible promissory notes, and during 2021 in connection with the issuance of three convertible promissory notes, the Company issued 525,000 warrants with an exercise price of $6.00 and five-year term (see Note 10).

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility		Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage		Rate
5/5/2020-5/19/21	$1,888,495	5	$6.00	$4.26	299%		0.0080
04/20/22	$706,977	5	$2.79	$1.11	281	%.	0.0287

Public Offering Warrants: In connections with the Company’s public offering (see Note 13), the Company issued 11,607,142 warrants to the purchasers of the common stock, exercisable immediately at an exercise price of $2.79 and 442,650 warrants to the underwriter immediately exercisable at $3.50.

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
7/26/2021	$20,921,265	5	$2.79	$2.03	331%	0.0033
7/26/2021	786,395	5	$3.50	$2.03	331%	0.0033

The following tables summarize all warrants outstanding as of June 30, 2022 and December 31, 2021, and the related changes during the period.

Exercise price is the weighted average for the respective warrants and end of period.

	Number of	Exercise
	Warrants	Price
Stock Warrants
Balance at December 31, 2020	1,123,333	$8.30
Warrants issued in connection with Convertible Notes (see note 10)	525,000	6.00
Warrants issued in connection with the Public offering (see note 13)	12,049,792	2.82
Balance at December 31, 2021	13,698,125	$3.24
Warrants issued in connection with Convertible Notes (see note 10)	1,460,000	2.79
Balance at June 30, 2022	15,158,125	$3.04

Warrants Exercisable at June 30, 2022 and December 31, 2021	13,698,125	$3.04

Options

During the six-months ended June 30, 2022 the Company entered into an Investor Relations Consulting Agreement under the terms of which the Company issued 300,000 two-year options with an exercise price of $1.00.

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

				Market
	Number			Price on
Reporting	of	Term	Exercise	Grant	Volatility	Fair
Date	Options	(Years)	Price	Date	Percentage	Value
1/01/21 – 6/30/21	306,730	3	$0.25 - 5.59	$3.78 - 5.59	148% - 209%	$1,244,179
7/1/21-9/30/21	777,220	5	$1.77	$1.58	127%	$816,158
10/01/21 – 12/31/21	3,300,000	3	$1.30	$1.30	129%	$2,983,393
01/01/22	300,000	2	$1.00	$0.80	126%	$142,169

During the six-months ended June 30, 2022, the Company cancelled a total of 211,000 options to management and reallocated these to cover shares of the Company’s stock to be issued under the Company’s Incentive Stock Plan.

During the six-months ended June 30, 2022, the Company recognized $142,169 as compensation expense. The Company recognized $5,046,982 as compensation expense in the financial statements for the year ended December 31, 2021. At June 30, 2022 and December 31, 2021, the Company had 4,975,619 and 4,675,610 options outstanding, respectively.

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at June 30, 2022 were ROU asset of $759,910, current portion of the lease liability of $164,170 and lease liability of $ $620,868. The unamortized balances as of December, 2021 were ROU of $797,311, the current portion of the lease liability of $118,102 and non-current portion of the lease liability was $695,961. Additionally, the Company recognized accreted interest expense of $16,089 and $33,885, respectively, for the new lease during the six-months ended June 30, 2022 and the year ended December 31, 2021.

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

Note 18 – Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol based skin and wellness care and therapeutic products and (ii) sales of merchandise sold to theme parks. Sales of the theme park merchandise are made through the Company’s wholly owned subsidiary SRM Entertainment, Inc. Condensed financial information for the six-months ended June 30, 2022 and 2021 follow;

		2022	2021
Jupiter Wellness	Revenue	$39,950	$115,189
	Cost of Sales	19,504	55,695
	Gross Profit (Loss)	$20,446	$59,494

SRM Entertainment	Revenue	$3,682,261	$528,745
	Cost of Sales	3,080,253	381,670
	Gross Profit (Loss)	$602,008	$147,075	*

Combined	Revenue	$3,722,211	$643,934
	Cost of Sales	3,099,757	437,365
	Gross Profit (Loss)	$622,454	$206,569

Note 19 - Subsequent Events

In November 2021, the Company engaged Oppenheimer & Co. to repurchase shares of the Company’s common stock from the public market. At December 31, 2021, Oppenheimer had not repurchased any of the Company’s securities and as of June 30, 2022 Oppenheimer had purchased 2,690,354 shares of the Company’s common stock at a total costs of $2,776,726 (average of $1.03 per share). As of June 30, 2022, the Company had cancelled 2,433,894 of the shares at a cost of $2,579,894. Through August 10, 2022, Oppenheimer has purchased an additional 135,263 shares at a cost of $103,319.

On June 28, 2022 the Company received a letter from Nasdaq stating that, because the Company made certain share issuances outside of a shareholder approved equity compensation plan, Nasdaq had determined that the Company did not comply with Listing Rule 5635(c). On July 26, 2022, the Company submitted a final compliance plan to Nasdaq consisting of the following corrective actions: (1) on July 20, 2022, the Company’s four executive officers (Messrs. John, Miller, and McKinnon and Dr. Wilson), all of whom are on the Company’s Board of Directors except for Mr. McKinnon, each cancelled 2,750 options issued to them in August 2021 pursuant to an Incentive Stock Option Forfeiture Agreement. The cancellation of the 11,000 options in total enabled the issuance of 11,000 shares to a non-executive employee that took place in 2021 to be reallocated to be accounted for as if it was originally issued under the 2020 Equity Incentive Plan. The Company’s Board of Directors passed a resolution on July 25, 2022, making the corresponding change to the Company’s books and records with regard to the 11,000 shares; and (2) on July 26, 2022, the same four executive officers, returned, and the Company cancelled, a total of 56,496 shares of common stock issued to them in 2021 outside of a shareholder approved equity compensation plan. Following the remedial measures, the Company was informed that the Company has regained compliance with the Rule and that this matter is now closed.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2022 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Jupiter Wellness, Inc. researches, develops, licenses, and sells various products in the wellness field focused on hair, skin, and sexual health. Its PhotocilTM and Minoxidil Booster, are currently licensed to sell in over 30 countries worldwide. Its product NoStingz is sold in the US. The Company’s clinical pipeline of -enhanced skin care therapeutics address indications including eczema, burns, herpes cold sores... In February 2021, we announced the results of our novel Cannabidiol-Aspartame combination treatment JW-100 clinical trial which has shown it significantly Reduces ISGA Score in Eczema patients. A double blinded placebo controlled interventional study was conducted. Subjects were assigned to apply, at home, one of three treatments: JW-100 (a cannabidiol and aspartame combination topical formulation), a cannabidiol only topical formulation, or a placebo topical formulation. After 14 days, the average reduction in the Investigators Static Global Assessment (ISGA) score was calculated for each group. Additionally, the proportion of subjects achieving (ISGA) score 0 (clear) or 1 (almost clear) with at least 2 grade improvement from baseline was recorded for each arm of the study. 50% of subjects in the JW-100 arm achieved ISGA clear or almost clear (1 or 2) with at least a 2-grade improvement from baseline after treatment versus 20% and 15% in the CANNABIDIOL-only and placebo arms, respectively. The percentage of subjects achieving clear or almost clear with at least a 2-grade improvement from baseline was found to be statistically significant (p=0.028). JW-100, a novel topical formulation containing cannabidiol and aspartame, was shown to significantly reduce ISGA score in atopic dermatitis patients after two weeks of use. The combination of cannabidiol and aspartame was more effective at reducing ISGA scores than cannabidiol alone. A Phase 3 study, a head-to-head comparison with marketed product Eucrisa, is in progress. An OTC system for the treatment of Eczema based on this approach is planned for launch in 2023.

Photocil will be launched in Q4 2022. The minoxidil booster product is scheduled to be launched in Japan by Taisho Pharmaceuticals in 2023. The sexual wellness product is completing clinical studies and formulation development and will be ready for product launch in 2023,

In parallel, we plan to initiate the development of other products. We originally anticipated developmental studies to be completed in 2020, however, these studies were delayed due to COVID-19.

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

The endocannabinoid system, which is a body system affected by cannabidiol, plays a pivotal role in maintaining a healthy skin through modulating pain sensation, cell proliferation and inflammation. Our strategy for treatment of skin indications is, therefore, to focus on the use of cannabidiol containing topical formulations and to explore potential combinations of cannabidiol and other agents that may augment and act synergistically with cannabidiol. We will explore this strategy by conducting controlled clinical trials to try to ultimately gain FDA approval for specific indications.

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

All of the testing on these products is standard testing for suncare products. Such testing protocols are not intended to test for any effects of adding cannabidiol. In addition to these tests that were conducted to support the claims on the package, each batch is also tested for appearance, color, odor, pH, viscosity, specific gravity, analytical for the sunscreen active ingredients, and microbial content testing.

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

CaniSkin Brand and CaniDermRX Brand

We are currently developing other products such as cannabidiol -infused skin care lotion under the CaniSkin brand. Specifically, a cannabidiol -infused moisturizing face serum is under development. We must first finalize the formula to be used in the face serum, and, once approved, the product candidate will undergo stability testing. We intend to sell the product, provided it first passes stability testing, on our website for CaniSkin products. Additionally, we are developing innovative dermatological treatments under the CaniDermRX brand that are specialized to treat atopic dermatitis and other dermatological conditions such as burns, skin cancer and herpes cold sores, respectively. Subject to obtaining FDA approval, we intend for our experimental-stage product for the treatment of atopic dermatitis to compete with Dupixent, an FDA-approved product for treating atopic dermatitis, and for our experimental-stage product for the treatment of herpes cold sores to compete with Silvadene and Abreva, FDA-approved products for treating herpes cold sores. These products require more extensive testing to show both safety and efficacy.

In addition, we plan to seek acquisition opportunities in the branded consumer products space, including but not limited to other OTC therapeutic brands and skin care brands that can be developed, manufactured, marketed and distributed under our CaniSkin and CaniDermRX brand names.

We filed a provisional patent number 62/884,955 on 08/09/2019 on an Aspartame/ cannabidiol combination and intend to develop products containing a combination of cannabidiol and Aspartame under the CaniDermRX name for the treatment of pain and inflammation. On February 11, 2021, the US Patent Published our US Patent Application 20210038513 and on April 5, 2021 we filed the International filing through PCT Application PCT/US 2020/045408. We believe that our CaniDermRX product candidates have the potential to treat many skin indications such as atopic dermatitis, pruritis-itch, non-atopic dermatitis/eczema, psoriasis, dermatomyositis, scleroderma, seborrheic dermatitis, actinic keratosis, epidermolysis bullosa and cutaneous neoplasias. Aspartame is a rigorously tested food ingredient. Reviews by major governmental regulatory bodies have previously found the ingredient safe for consumption at higher levels than we contemplate using in our CaniDermRX product candidates. We believe that our formulations that include Aspartame, such as topical crème, lip balm, powder and dog treats, are well-tolerated by, and safe for, users. We believe that infusing cannabidiol in our products may help alleviate irritation that may be caused by applying sun care products and may lead to reduced inflammation. In human skin, receptors of the endocannabinoid system are found in differentiated keratinocytes, hair follicle cells, sebaceous glands, immune cells, and sensory neurons. Activation of cannabinoid receptor type 2, or CB2, for which cannabidiol is a ligand receptor in these cells has been shown to reduce pain and itch sensation, regulate keratinocyte differentiation and proliferation, decrease hair follicle growth, and modulate the release of damage-induced keratins and inflammatory mediators to control the homeostasis of the skin environment.

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

Through SRM, we additionally intend to seek to sell our sun care products in the amusement parks. We recently developed a line of non- cannabidiol infused sun care products for sale in the amusement parks.

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

On November 3, 2021, the Company filed a registration statement with the Securities and Exchange Commission to sponsor Jupiter Wellness Acquisition Corporation (“JWAC”) a SPAC, dedicated to investing in AI based therapeutics and diagnostics. On December 9, 2021, JWAC consummated the initial public offering (“IPO”) of 13,800,000 at a price of $10.00 per unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of the IPO, JWAC consummated the sale of 629,000 placement units at a price of $10.00 per placement unit in a private placement generating gross proceeds of $6,290,000. As of June 30, 2022, the Company had invested $2,908,300 in Jupiter Wellness Sponsor LLC (“JWSL”), an affiliate, which in turn invested the funds to JWAC

On January 20, 2022 the Company received a letter from Nasdaq stating that, because the Company made the Share Grants not pursuant to the 2021 Equity Plan despite them considered to be S-8 eligible, Nasdaq had determined that the Company did not comply with Listing Rule 5635(c). It was brought to our attention that 180,000 shares of common stock, out of the total 1,020,000 shares of common stock to consultants (the “Consulting Share Awards”) that were issued to three consultants, Greentree Financial (100,000 shares), Inc., L&H Inc. (20,000 shares), and Tee 2 Green Enterprises, Ltd. (60,000 shares), during the relevant period (the “Share Grants”), should have been issued pursuant to the 2021 Equity Plan because the Share Grants were considered to be S-8 eligible. As a result, the inadvertent issuance of the Share Grants to the mentioned-above three consultants was not made in compliance with Listing Rule 5635(c). The Company subsequently notified Nasdaq that the Board has approved the reallocation of the Share Grants to be accounted for as if they were originally issued under the 2021 Equity Plan, and has made the corresponding change to the Company’s books and records. However, since the 2021 Equity Plan has previously been exercised in full, to allow for the reallocation of the Share Grants under the 2021 Equity Plan, on January 17, 2022, the Board determined that 100,000 options that have previously been issued under the 2021 Equity Plan to Brian John, and 100,000 options issued to Dr. Glynn Wilson be cancelled, a revocation to which Messrs. John and Wilson have agreed. Following the remedial measures the Company was informed that the Company has regained compliance with the Rule and that this matter is now closed.

On June 28, 2022 the Company received a letter from Nasdaq stating that, because the Company made certain share issuances outside of a shareholder approved equity compensation plan, Nasdaq had determined that the Company did not comply with Listing Rule 5635(c). On July 26, 2022, the Company submitted a final compliance plan to Nasdaq consisting of the following corrective actions: (1) on July 20, 2022, the Company’s four executive officers (Messrs. John, Miller, and McKinnon and Dr. Wilson), all of whom are on the Company’s Board of Directors except for Mr. McKinnon, each cancelled 2,750 options issued to them in August 2021 pursuant to an Incentive Stock Option Forfeiture Agreement. The cancellation of the 11,000 options in total enabled the issuance of 11,000 shares to a non-executive employee that took place in 2021 to be reallocated to be accounted for as if it was originally issued under the 2020 Equity Incentive Plan. The Company’s Board of Directors passed a resolution on July 25, 2022, making the corresponding change to the Company’s books and records with regard to the 11,000 shares; and (2) on July 26, 2022, the same four executive officers, returned, and the Company cancelled, a total of 56,496 shares of common stock issued to them in 2021 outside of a shareholder approved equity compensation plan. Following the remedial measures, the Company was informed that the Company has regained compliance with the Rule and that this matter is now closed.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the six months ended June 30, 2022 and 2021 audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2022 or December 31, 2021.

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

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2022	2021	2021	2020
Numerator:
Net (loss)	$(4,360,531)	$(6,346,837)	$(28,100,245)	$(6,289,205)

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	22,527,989	11,265,828	16,603,788	7,325,708
Denominator for diluted earnings per share	22,527,989	11,265,828	16,603,788	7,325,708
Basic (loss) per share	$(0.19)	$(0.56)	$(1.69)	$(0.86)
Diluted (loss) per share	$(0.19)	$(0.56)	$(1.69)	$(0.86)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2021, the Company recorded an allowance of $104,851 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of June 30, 2022, the Company had recognized no additional allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the six-months ended June 30, 2022 and year ended December 31, 2021 and the cumulative translation gains and losses as of June 30, 2022 and December 31, 2021 were not material.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $128,241 and $195,716 for the six months ended June 30, 2022 and 2021, respectively.

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

Results of Operations

For the three months ended June 30, 2022 and 2021

The following table provides selected financial data about us for the three months ended June 30, 2022 and 2021, respectively.

	June 30, 2022	June 30, 2021
Sales	$3,000,582	$595,088
Cost of Sales	2,495,339	413,913
Gross Profit (Loss)	505,243	181,175
Total expenses	(1,945,999)	(4,332,249)
Net Loss	$(1,440,756)	$(4,151,074)

Revenues

We generated $3,000,582 in revenues for the three months ended June 30, 2022 compared to $595,088 revenues in the three months ended June 30, 2021. As a result of the Covid-19 pandemic, revenues were depressed in 2021 and we are now experiencing a greater demand for our products.

Operating Expenses and Other Income (Expense)

We had total operating expenses and other income and expense of $1,945,999 for the three months ended June 30, 2022 compared to $4,332,249 for the three months ended June 30, 2021.

Operating expenses for the three months ended June 30, 2022 were in connection with our daily operations as follows: (i) marketing expenses of $29,759; (ii) research and development of $103,025; (iii) legal and professional expenses of $296,531, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $41,659; (v) depreciation and amortization of $24,636; (vi) general and administrative expenses of $837,940, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; (vii) stock based compensation of $142,169; (viii) And net interest expense of $548,554.

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

Income/Losses

Net losses were $1,440,856and $4,151,074for the three months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022 and 2021

The following table provides selected financial data about us for the six months ended June 30, 2021 and 2020, respectively.

	Six Months Ended
	June 30, 2022	June 30, 2021
Sales	$3,722,211	$643,934
Cost of Sales	3,099,757	437,365
Gross Profit (Loss)	622,454	206,569
Total expenses	(4,982,985)	(6,553,406)
Net Loss	$(4,360,531)	$(6,346,837)

Revenues

We generated $3,722,211 in revenues for the six months ended June 30, 2022 compared to $643,934 revenues in the six months ended June 30, 2021. As a result of the Covid-19 pandemic, revenues were depressed in 2021 and we are now experiencing a greater demand for our products.

Operating Expenses

We had total operating expenses of $4,982,985 for the six months ended June 30, 2022 compared to $6,553,406 for the six months ended June 30, 2021.

Operating expenses for the six months ended June 30, 2022 were in connection with our daily operations as follows: (i) marketing expenses of $ 69,144; (ii) research and development of $ 128,241; (iii) legal and professional expenses of $ 811,022, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $81,952; (v) depreciation and amortization of $47,249; (vi) general and administrative expenses of $2,027,124, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $247,169; (viii) net interest expense of $573,715 (which includes $501,927 of amortization of original issue discount and Warrant discount on convertible promissory notes) and (ix) a $1,000,000 impairment of a promissory note.

Operating expenses for the six months ended June 30, 2021 were in connection with our daily operations as follows: (i) marketing expenses of $372,232; (ii) research and development of $195,716; (iii) legal and professional expenses of $1,012,469, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $52,753; (v) depreciation and amortization of $43,206; (vi) general and administrative expenses of $1,387,885, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $3,663,349; (viii) net interest expense of $494,996 (which includes $361,974 of amortization of original issue discount and Warrant discount on convertible promissory notes) and (ix) a gain of $669,200 on settlement of note payable in connection with the Magical Beast Omnibus Agreement.

Income/Losses

Net losses were $4,360,531 and $6,346,837 for the six months ended June 30, 2022 and 2021, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the above, the Company recognized a gain of $669,200 in 2021, comprised of the forgiveness of debt of $691,500 and the write-off of the unamortized portion of Whitley’s non-compete agreement of $22,300.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2022, Jupiter Wellness, Inc. (the “Company”) entered into a $1,500,000 Loan Agreement (the “Greentree Loan”). Pursuant to the Greentree Loan the Company issued a Convertible Promissory Note in the principal amount of $1,500,000 (the “Greentree Note”), the issuance of 187,500 shares of the Company’s common stock as origination shares and the issuance of a Common Stock Purchase Warrant for 1,100,000 shares of the Company’s common stock (the “Greentree Warrant”). The Greentree Note has a maturity date of October 20, 2022.

On April 20, 2022, the Company entered into a $500,000 Loan Agreement (the “L&H Loan,” collectively with Greentree Loan as the “Loan Agreements”). Pursuant to the L&H Loan the Company issued a Convertible Promissory Note in the principal amount of $500,000 (the “L&H Note,” collectively with Greentree Note as the “Notes”) “), the issuance of 62,500 shares of the Company’s common stock as origination shares and the issuance of a Common Stock Purchase Warrant for 360,000 shares of the Company’s common stock (the “L&H Warrant,” collectively with Greentree Warrant as the “Warrants”). The L&H Note has a maturity date of October 20, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Jupiter Wellness, INC.

Dated: August 15, 2022	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

