Form 10-Q
period 2022-09-30
Jupiter Wellness, Inc.
filed 2022-11-14
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission File Number 001-39569

JUPITER WELLNESS, INC.

(Exact name of registrant as specified in charter)

Delaware	83-2455880
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1061 E. Indiantown Road, Suite 110 Jupiter, FL	33477
(Address of principal executive offices)	(Zip Code)

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

As of November 11, 2022 there were 21,888,888 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements
Jupiter Wellness, Inc.
Page

Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	F-2
Consolidated Statements of Operations for the Three-Months and Nine-Months Ended September 30, 2022 and 2021 (Unaudited)	F-3
Consolidated Statements of Changes in Shareholders’ Equity for the Nine-Months Ended September 30, 2022 (Unaudited) and year ended December 31, and 2021 (Audited)	F-4
Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2022 and 2021 (Unaudited)	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6

Jupiter Wellness, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

	Nine Months ended	Year ended
	September 30,	December 31,
	2022	2021
	(Unaudited)	(audited)
Assets
Cash	$3,565,488	$11,754,558
Inventory	397,272	304,266
Account receivable	649,650	695,319
Prepaid expenses and deposits	880,154	617,302
Promissory Note from Affiliate	2,908,300	2,908,300
Total current assets	8,400,864	16,279,745

Right of use assets	683,307	797,311
Intangible assets, net	309,754	364,417
Intellectual property	375,000	375,000
Prepaid Clinical research agreement costs, net	1,287,500	-
Goodwill	941,937	941,937
Fixed assets, net	87,195	109,055
Total assets	$12,085,557	$18,867,465

Liabilities and Shareholders’ Equity

Accounts Payable	$572,301	$1,242,928
Convertible notes, net of discounts	1,892,402	-
Current portion of lease liability	155,050	118,102
Accrued liabilities	295,965	160,508
Covid - 19 SBA Loan	47,981	47,547
Total current Liabilities	2,963,699	1,569,085

Long-term portion lease liability	564,935	695,961
Total liabilities	3,528,634	2,265,046

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding Treasury Stock, $0.001 par value, 391,723 shares repurchased	(300,151)	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, of which 21,663,888 and 24,046,001 shares issued and outstanding as of September 30, 2022 and December 31, 2021	21,664	24,046

Additional paid-in capital	50,426,013	51,668,019
Common stock payable	477,000	285,000
Accumulated deficits	(42,067,603)	(35,374,646)
Total Shareholders’ Equity	8,556,923	16,602,419

Total Liabilities and Shareholders’ Equity	$12,085,557	$18,867,465

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Sales	$1,569,925	$687,928	$5,291,136	$1,331,862
Cost of Sales	1,155,617	685,769	4,255,374	1,123,134
Gross profit	413,308	2,159	1,035,762	208,728

Operating expense
General and administrative expenses	2,196,502	3,609,223	5,610,585	10,336,833
Impairment of Promissory Note	-	-	1,000,000	-
	2,196,502	3,609,223	6,610,585	10,336,833
Other income / (expense)
Interest income	483	3,139	1,424	5,288
Interest expense	(549,715)	(1,199,400)	(1,124,371)	(1,696,545)
Other income / (expense)	—	(5,105)	4,813	664,095
Total other income (expense)	(549,232)	(1,201,366)	(1,118,134)	(1,027,162)

Net (loss)	$(2,332,426)	$(4,808,430)	$(6,692,957)	$(11,155,267)

Net (loss) per share:
Basic	$(0.10)	$(0.24)	$(0.30)	$(0.79)

Weighted average number of shares
Basic	21,530,012	19,821,999	22,191,644	14,151,337

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Wellness, Inc.

Condensed Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2022 (Unaudited) and

Year Ended December 31, 2021 (Audited)

					Common	Additional
	Treasury Shares		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2020	-	-	10,655,833	$10,656	$—	$11,657,286	$(7,274,401)	$4,393,541

Common stock issued in public offering	-	-	11,066,258	11,066	—	28,307,248	—	28,318,314
Common Stock issued for intellectual property	-	-	125,175	125	—	524,875	—	525,000
Common stock issued upon conversion of notes	-	-	186,832	187	—	560,309	—	560,496
Common stock issued for services	-	-	1,789,496	1,790	285,000	4,054,193	—	4,340,983
Common stock issued upon exercise of cashless options	-	-	222,407	222	—	(222)	—	—
Contributed capital	-	-	—	—	—	70,818	—	70,818
Fair value of Stock options granted to Officers and Directors	-	-	—	—	—	5,046,982	—	5,046,982
Fair value of warrants and beneficial conversion feature in connection with convertible promissory Notes	-	-	—	—	—	1,446,530	—	1,446,530
Net Loss	-	-	—	—	—	—	(28,100,245)	(28,100,245)
Balance, December 31, 2021	-	-	24,046,001	$24,046	$285,000	$51,668,019	$(35,374,646)	$16,602,419

Shares issued for services	-	-	250,000	250	-	208,610	-	208,860
Treasury shares purchased	2,825,617	(2,880,045)	(2,825,617)	(2,825)		2,825	-	(2,880,045)
Treasury shares cancelled	(2,433,894)	2,579,894	-	-	-	(2,579,894)	-	-
Shares issued in connection with convertible promissory note	-	-	250,000	250	-	277,250	-	277,500
Fair value of warrants issued and issue discounts with convertible note	-	-	-	-	-	706,977	-	706,977
Stock options issued for services	-	-	-	-	-	142,169	-	142,169
Management common shares cancelled	-	-	56,496	(57)	-	57	-	-
Common stock to be issued for services					192,000			192,000
Net Loss	-	-	-	-	-	-	(6,692,957)	(6,692,957)
Balance, September 30, 2022	391,723	$(300,151)	21,663,888	$21,664	$477,000	$50,426,013	$(42,067,603)	$8,556,923

The accompanying notes are an integral part of these financial statements

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended September 30,
	2022		2021
Cash flows from operating activities:
Net (loss)		$(6,692,957)	$(11,155,267)
Stock Based compensation		400,860	5,538,821
Depreciation & Amortization		72,617	71,044
Impairment of note receivable		1,000,000	-
Fair value of options issued for services		142,169	-
Amortization of debt discount		996,879	1,604,031
Amortization Clinical research agreement		212,500	-
Gain on Settlement		-	(669,200)
Gain on sale of asset		(3,702)	-
Bad bed expense		2,266	-

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits		(262,852)	159,532
Right of Entry asset		114,004	65,424
Accounts receivable		43,403	(316,770)
Inventory		(93,006)	(411,108)
Accounts payable		(670,627)	112,911
Accrued liabilities		82,330	16,438
Legal fees		-	25,000
Lease liability		(94,078)	(58,029)
Net cash (used in) operating activities		(4,750,194)	(5,017,173)

Cash flows from investing activities:
Purchase of assets		(35,392)	(84,202)
Cash paid for research agreement		(1,500,000)	-
Cash paid for third party note		(1,000,000)	-
Proceeds from sale of assets		43,000	-
Net cash paid in acquisition		-	(293,300)
Cash paid for intellectual property		-	(150,000)

Net cash (used in) financing activities		(2,492,392)	(527,502)

Cash flows from financing activities:
Cash paid for treasury stock		(2,880,045)	-
Proceeds from convertible debt, net of offering costs		1,880,000	2,967,500
Borrowings on debt		241,272	-
Payments on debt		(187,711)	(3,150,000)
Proceeds from Public offering		-	28,318,314
Net cash (used in) provided by investing activities		(946,484)	28,135,814

Net (decrease) in cash and cash equivalents		(8,189,070)	22,591,139

Cash and cash equivalents at the beginning of the period		11,754,558	4,262,168

Cash and cash equivalents at the end of the period		$3,565,488	$26,853,307

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-
Non-cash items:
Common stock issued in conversion of promissory notes		$-	$560,496
Fair value of Warrants issued and beneficial conversion
Feature in connection with convertible notes		$706,977	$1,446,531
Common stock issued in connection with promissory notes		$277,500
Treasury shares cancelled		$2,579,894	$-
Cashless exercise of options		$-	$222
Initial ROU asset and lease liability	$		$870,406
Fair value of shares issued for intellectual property	$		$525,000
Cancellation of shares issued to management		$57	$-

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Nine Months Ended September 30, 2022 and

Year Ended December 31, 2021

Note 1 - Organization and Business Operations

Jupiter Wellness, Inc. (the “Company”) was formed on October 24, 2018 under the laws of the State of Delaware, and is headquartered in Jupiter, Florida. Jupiter Wellness started as a CBD/sun care company developing SPF products with the potential to protect users from the sun while making them healthier. Those products were founded on science and the belief the Company could create research-backed solutions to enhance the well-being of their customers. Today the Company is focusing its scientific approach on developing prescription and/or over-the-counter, or OTC, topical CBD products that have potential therapeutic and medical applications.

On November 30, 2020 the Company acquired SRM Entertainment, Limited, a Hong Kong Special Administrative Region of the People’s Republic of China limited company (“SRM”). SRM has relationships with and supplies the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park, entertainment venues and theme hotels in Orlando Florida, Beijing China, Japan, and other places throughout the worldwide theme park industry.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were $3,565,488 cash equivalents as of September 30, 2022 and none at December 31, 2021.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss)	$(2,332,426)	$(4,808,430)	$(6,692,957)	$(11,155,267)

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	21,530,012	19,821,999	22,191,644	14,151,337
Denominator for diluted earnings per share	21,530,012	19,821,999	22,191,644	14,151,337
Basic (loss) per share	$(0.10)	$(0.24)	$(0.30)	$(0.79)
Diluted (loss) per share	$(0.10)	$(0.24)	$(0.30)	$(0.79)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the year ended December 31, 2021, the Company had recorded an allowance of $104,851 against accounts receivable of SRM Entertainment, the Company had recognized no additional allowance for doubtful collections for the nine months ended September 30, 2022.

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

We conducted our annual impairment tests of goodwill as of December 31, 2021 and 2020. As a result of these tests, we recorded an impairment to the carrying value of Goodwill in the amount of $308,690 in the year ended December 31, 2020. There was no impairment in the nine months ended September 30, 2022 or year ended December 31, 2021.

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

The Company’s evaluation of its long-lived assets resulted in $300,000 of intangible impairment expense during the year ended December 31, 2021. There was no impairment for the nine months ended September 30, 2022.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Cumulative gains and losses from foreign currency transactions and translation for the Nine-months ended September 30, 2022 and the year ended December 31, 2021 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $103,025 and $60,529 for the Nine-months ended September 30, 2022 and 2021, respectively.

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

Note 3 - Accounts Receivable

At September 30, 2022 and December 31, 2021, the Company had accounts receivable of $649,650 and $695,319 (net of an allowance of $104,851 and $104,851), respectively.

Note 4 - Prepaid Expenses and Deposits

At September 30, 2022 and December 31, 2021, the Company had prepaid expenses and deposits of $880,154 and $617,302, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 - Inventory

At September 30, 2022 and December 31, 2021, the Company had inventory of $397,272 and $304,266, consisting of finished goods, raw materials and packaging supplies.

Note 6 – Investment in Affiliate

At September 30, 2022 and December 31, 2021, the Company had purchased 1,437,500 Founders shares and 288,830 Private Placement Units of Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”), for $2,908,300. The Investment is being accounted for as a Hold-to-Maturity Investment.

On November 3, 2021, JWAC filed a registration statement (“IPO”) with the Securities and Exchange Commission with an initial funding of $100M. On December 6, 2021 the IPO was deemed effective. The total amount raised in the IPO was $138,000,000.

Note 7 – Note Receivable

On December 8, 2021, the Company issued a Secured Promissory Note (the “Note”) in the amount of $10,000,000 to Next Frontier Pharmaceuticals, Inc. (“NFP”) and entered into a Stock Purchase Agreement (“SPA”) for the Company to acquire NFP. The Note has a term of Nine months and interest at eight percent (8%). On January 6, 2022 the company issued an additional Secured Promissory Note to NFP under the same terms for up to $5,000,000, of which $1,000,000 was funded on January 7, 2022.

In February 2022, NFP terminated the SPA and in March 2022, the Company issued a Notice of Default on the NFP Note (see Subsequent Event Footnote 19). As a result, the Company has determined that the Notes have been impaired and has taken an impairment charge of $10,000,000 against the 2021 earnings and $1,000,000 against the 2022 earnings.

Note 8 - Intangible Assets

Magical Beasts

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

SRM Entertainment

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

Amortization for the nine-months ended September 30, 2022 was $54,663 and the year ended December 31, 2021 was $72,883. The balance of the Intangible Assets at September 30, 2022 and December 31, 2021 attributable to SRM totals $309,754 and $364,417, respectively.

Licensing agreements

During the year ended December 31, 2021, the Company entered into two licensing agreements for the rights to use certain patented technologies. The Company paid a total of $675,000 for the rights, consisting of $150,000 in cash and $525,000 in shares of the Company’s common stock. In early 2022, the Company terminated one of the licensing agreements and as a result, the company considered the terminated license to be impaired and took a charge to of $300,000 to 2021 earnings. The balance of Intellectual property at September 30, 2022 and December 31, 2021 was $375,000 which includes Patents and other formulations used in our development of future products.

Clinical Research Agreement

During the Nine months ended September 30, 2022, the Company entered into a Clinical Research Agreement to research new treatments for post COVID-19 syndrome and symptoms and other projects which include treatments for respiratory diseases (such as influenza), herpes, eczema, and other skin indications. As of September 30, 2022, the Company had paid $1,500,000 of the approximate $3,000,000 budget. The payments are being amortized over 24 months, the respective term of the research. The balance at September 30, 2022 was $1,287,500.

Note 9 – Financed Insurance Premiums

During the nine-months ended September 30, 2022, the Company financed a total of $241,272 for its General Liability and Director & Officer insurance premiums over the twelve months coverage period. The average interest rate is 9.3%. At September 30, 2022 the outstanding balance was $53,561.

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

The 2022 Notes:

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000 (the “2022 Notes”). In connection with the Notes the Company issued Common Stock Purchase Warrants for 1,100,000 shares and 360,000 shares of the Company’s common stock (the “Warrants”). The Notes originally had a maturity date of October 20, 2022, but has been extended to April 20, 2023. In connection with the 2022 Notes, the Company issued a total of 250,000 shares as origination shares valued at fair market value of $277,500. There is no beneficial conversion feature since the conversion price is grater then the fair value of the shares.

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

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date as follows:

Reporting Date	Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate

04/20/2022	$1,245,279	5	$2.79	$1.11	281%	0.0287

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the year and Nine-months ended September 30, 2022:

Balance, December 31, 2020	$525,000
Conversions of Notes	(525,000)
2021 Notes	3,150,000
Cash payments on Notes	(3,150,000
Principal Balance, December 31, 2021	-
2022 Notes	2,000,000
Principal Balance, September 30, 2022	$2,000,000

Interest expense for the nine-months ended September 30, 2022 totaled $1,124,371 which includes $996,879 amortization of the origination shares and warrants discounts in connection with the 2022 Notes.

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

In January 2021, the Company entered into an Omnibus Amendment to the original Purchase Agreement (see Note 15) which satisfied the Company’s obligation on the Note. As a result, the Company recognized gain of $669,200 in the extinguishment of debt.

Note 12 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $28,878 under the Federal Paycheck Protection Program (“PPP”) and $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), both of which are administered through the Small Business Administration (“SBA”). Under the guidelines of the PPP, the SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. During 2021, the PPP loans were forgiven, resulting in a gain of $34,499, and the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at September 30, 2022 and December 31, 2021 was $47,981 and $47,547, respectively.

Note 13 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of September 30, 2022 and December 31, 2021, there were 21,663,888 shares of common stock (net of 2,825,617 repurchased by the Company) and 24,046,001 shares of common stock issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding.

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

Nine Months ended September 30, 2022 issuances and cancellations:

Shares issued for services

During the nine-months ended September 30, 2022, the Company entered into three Investor Relations Consulting Agreement under the terms of which the Company agreed to issue 550,000 shares of its common stock. The shares were valued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. The Company recognized a total of $400,860 as stock-based compensation during the nine-months ended September 30, 2022 for these issuances. As of September 30, 2022, the Company had not issued 300,000 of these shares which are included in common stock payable.

Treasury Shares

In November 2021, the Company engaged Oppenheimer & Co. to repurchase shares of the Company’s common stock from the public market. At December 31, 2021, Oppenheimer had not repurchased any of the Company’s securities and as of September 30, 2022 Oppenheimer had purchased 2,825,617 shares of the Company’s common stock at a total costs of $2,880,045 (average of $1.02 per share). As of September 30, 2022, the Company had cancelled 2,433,894 of the shares at a cost of $2,579,894. At September 30, 2022, the Company had 391,723 repurchased shares held at Oppenheimer at a cost of $300,151 remaining to be retired.

Shares issued in connection with Convertible Promissory Note

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000. In connection with these Notes, the Company issued a total of 250,000 shares as origination shares valued at fair market value of $277,500.

Management Return and Cancellation of Shares

On September 28, 2022 the Company received a letter from Nasdaq stating that, because the Company made certain share issuances outside of a shareholder approved equity compensation plan, Nasdaq had determined that the Company did not comply with Listing Rule 5635(c). On July 26, 2022, the Company submitted a final compliance plan to Nasdaq consisting of the following corrective actions: (1) on July 20, 2022, the Company’s four executive officers (Messrs. John, Miller, and McKinnon and Dr. Wilson), all of whom are on the Company’s Board of Directors except for Mr. McKinnon, each cancelled 2,750 options issued to them in August 2021 pursuant to an Incentive Stock Option Forfeiture Agreement. The cancellation of the 11,000 options in total enabled the issuance of 11,000 shares to a non-executive employee that took place in 2021 to be reallocated to be accounted for as if it was originally issued under the 2020 Equity Incentive Plan. The Company’s Board of Directors passed a resolution on July 25, 2022, making the corresponding change to the Company’s books and records with regard to the 11,000 shares; and (2) on July 26, 2022, the same four executive officers, returned, and the Company cancelled, a total of 56,496 shares of common stock issued to them in 2021 outside of a shareholder approved equity compensation plan. Following the remedial measures, the Company was informed that the Company has regained compliance with the Rule and that this matter is now closed.

The following table sets forth the issuances of the Company’s shares of common stock for the year and nine-months ended September 30, 2022 as follows:

Balance December 31, 2020	10,655,833
Conversion of Promissory Notes	186,832
Exercise of stock options	222,407
Stock based compensation	367,496
Consulting Services Shares	1,422,000
Intellectual property	125,175
Public offering	11,066,258
Balance December 31, 2021	24,046,001
Shares issued for services	250,000
Loan origination shares for promissory note	250,000
Shares repurchased from the market	(2,825,617)
Management shares cancelled	(56,496)
Balance September 30, 2022	21,663,888

Common Stock Payable

During the year ended 2021, the Company entered into two consulting agreement which call for a cash component and a stock component. At December 31, 2021 the Company had accrued $285,000 of stock payable. During the nine months ended September 30, 2022, the Company entered into another similar consulting agreement and accrued an additional $192,000 for a total of $477,000 of stock payable relating to the agreements.

Note 14 - Warrants and Options

Convertible Note Warrants: During the nine-months ended September 30, 2022, the Company issued 1,460,000 warrants with an exercise price of $2.79 and five year terms in connection with two convertible promissory notes, and during 2021 in connection with the issuance of three convertible promissory notes, the Company issued 525,000 warrants with an exercise price of $6.00 and five-year term (see Note 10).

	Relative	Term	Exercise	Market Price on Grant	Volatility	Risk-free
Reporting Date	Fair Value	(Years)	Price	Date	Percentage	Rate
5/5/2020-5/19/21	$1,888,495	5	$6.00	$4.26	299%	0.0080
04/20/22	$706,977	5	$2.79	$1.11	281%	0.0287

Public Offering Warrants: In connections with the Company’s public offering (see Note 13), the Company issued 11,607,142 warrants to the purchasers of the common stock, exercisable immediately at an exercise price of $2.79 and 442,650 warrants to the underwriter immediately exercisable at $3.50.

	Relative	Term	Exercise	Market Price on Grant	Volatility	Risk-free
Reporting Date	Fair Value	(Years)	Price	Date	Percentage	Rate
7/26/2021	$20,921,265	5	$2.79	$2.03	331%	0.0033
7/26/2021	786,395	5	$3.50	$2.03	331%	0.0033

The following tables summarize all warrants outstanding as of September 30, 2022 and December 31, 2021, and the related changes during the period.

Exercise price is the weighted average for the respective warrants and end of period.

	Number of	Exercise
	Warrants	Price
Stock Warrants
Balance at December 31, 2020	1,123,333	$8.30
Warrants issued in connection with Convertible Notes (see note 10)	525,000	6.00
Warrants issued in connection with the Public offering (see note 13)	12,049,792	2.82
Balance at December 31, 2021	13,698,125	$3.24
Warrants issued in connection with Convertible Notes (see note 10)	1,460,000	2.79
Balance at September 30, 2022	15,158,125	$3.04

Warrants Exercisable at September 30, 2022 and December 31, 2021	13,698,125	$3.04

Options

During the nine-months ended September 30, 2022 the Company entered into an Investor Relations Consulting Agreement under the terms of which the Company issued 300,000 two-year options with an exercise price of $1.00.

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

				Market
	Number			Price on
	of	Term	Exercise	Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
1/01/21 – 6/30/21	306,730	3	$ 0.25 - 5.59	$ 3.78 - 5.59	148% - 209%	$1,244,179
7/1/21-9/30/21	777,220	5	$1.77	$1.58	127%	$816,158
10/01/21 – 12/31/21	3,300,000	3	$1.30	$1.30	129%	$2,983,393
01/01/22	300,000	2	$1.00	$0.80	126%	$142,169

During the nine-months ended September 30, 2022, the Company cancelled a total of 211,000 options to management and reallocated these to cover shares of the Company’s stock to be issued under the Company’s Incentive Stock Plan.

During the nine-months ended September 30, 2022, the Company recognized $142,169 as compensation expense. The Company recognized $5,046,982 as compensation expense in the financial statements for the year ended December 31, 2021. At September 30, 2022 and December 31, 2021, the Company had 4,975,619 and 4,675,610 options outstanding, respectively.

Note 15 - Acquisition of Magical Beasts, LLC

Effective February 21, 2020, Jupiter Wellness Inc., a Florida corporation (“Jupiter Sub”), our wholly-owned subsidiary, entered into a membership interest purchase agreement with Magical Beasts LLC (“Magical Beasts”), a Nevada limited liability corporation, and Krista Whitley, its sole interest holder, pursuant to which Jupiter Sub acquired all of the membership interests in Magical Beasts (the “Magical Beasts Acquisition”) in exchange for the following consideration:

●	$250,000 cash at closing;

●	A $1,000,000 promissory note, non-interest bearing payable by us, due upon the earlier of i) the closing of this offering or ii) December 31, 2020 valued at its discounted amount of $950,427; and

●	an option to purchase 250,000 restricted shares of our common stock at an exercise price of $1.00 per share valued at $156,612. The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the reporting date. The market price was valued based upon the last price paid by third parties for shares of our common stock.

	Number of			Market
	Options	Term	Exercise	Price on	Volatility
Reporting Date	Granted	(Years)	Price	Grant Date	Percentage	Fair Value
2/21/20	250,000	5	$1.00	$1.00	77%	$156,612

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at September 30, 2022 were ROU asset of $683,307, current portion of the lease liability of $155,050 and lease liability of $ $564,935. The unamortized balances as of December, 2021 were ROU of $797,311, the current portion of the lease liability of $118,102 and non-current portion of the lease liability was $695,961. Additionally, the Company recognized accreted interest expense of $46,466 and $33,885, respectively, for the new lease during the Nine-months ended September 30, 2022 and the year ended December 31, 2021.

Legal Proceedings

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, Mr. Koch and Bedford Investment Partners, LLC (together, the “Koch Parties”) filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants’ counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted and all counterclaims were dismissed with prejudice, except the breach-of-contract and unjust enrichment claims. On June 04, 2021 the Koch Parties filed a Second Amended Counterclaim, re-alleging their previous breach-of-contract and unjust enrichment counterclaims. On June 25, 2021, the Company filed a motion to dismiss defendants’ Second Amended Counterclaim, which the parties briefed in summer 2021. On February 14, 2022, the court dismissed all of the Koch Parties’ counterclaims except to the extent that they alleged unjust enrichment against Jupiter and Mr. John. On March 22, 2022, the Parties engaged in a Settlement Conference before The Honorable Sarah L. Cave, which did not resolve the case. On March 25, 2022, The Honorable Lewis J. Liman granted Jupiter and Mr. John permission to move for summary judgment dismissing the Koch Parties’ unjust enrichment counterclaim, which the parties briefed in spring 2022. Because the Court has not yet ruled on Jupiter and Mr. John’s motion for summary judgment, the Court rescheduled this case’s jury trial from November 14, 2022 to March 27, 2023.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 18 – Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol based skin and wellness care and therapeutic products and (ii) sales of merchandise sold to theme parks. Sales of the theme park merchandise are made through the Company’s wholly owned subsidiary SRM Entertainment, Inc. Condensed financial information for the Nine-months ended September 30, 2022 and 2021 follow;

		2022	2021
Jupiter Wellness	Revenue	$91,329	$145,791
	Cost of Sales	59,745	136,132
	Gross Profit (Loss)	$31,584	$9,659

SRM Entertainment	Revenue	$5,199,807	$1,186,071
	Cost of Sales	4,195,629	987,002
	Gross Profit (Loss)	$1,004,178	$199,069	*

Combined	Revenue	$5,291,136	$1,331,862
	Cost of Sales	4,255,374	1,123,134
	Gross Profit (Loss)	$1,035,762	$208,728

Note 19 - Subsequent Events

Subsequent to September 30, 2022, the Company entered into two Investor relations agreements and issued a total of 225,000 shares of its common stock pursuant to the terms of the agreements.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2022 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Jupiter Wellness started as a CBD/sun care company developing SPF products with the potential to protect users from the sun while making them healthier. Those products were founded on science and the belief the Company could create research-backed solutions to enhance the well-being of their customers. Today the Company is focusing its scientific approach on developing prescription and/or over-the-counter, or OTC, topical CBD products that have potential therapeutic and medical applications.

Specifically, the Company is exploring the use of topical CBD solutions for the treatment of atopic dermatitis (eczema) (JW-100), first-degree burns and sun exposure (JW-300), and herpes labialis (cold sores) (JW-400).

In February 2021, the Company announced the results of its novel Cannabidiol-Aspartame combination treatment JW-100 clinical trial which has shown it significantly Reduces ISGA Score in Eczema patients. A double-blinded placebo-controlled interventional study was conducted. Subjects were assigned to apply, at home, one of three treatments: JW-100 (a CBD and aspartame combination topical formulation), a CBD-only topical formulation, or a placebo topical formulation. After 14 days, the average reduction in the Investigator’s Static Global Assessment (ISGA) score was calculated for each group. Additionally, the proportion of subjects achieving (ISGA) score 0 (clear) or 1 (almost clear) with at least 2-grade improvement from baseline was recorded for each arm of the study. 50% of subjects in the JW-100 arm achieved ISGA clear or almost clear (1 or 2) with at least a 2-grade improvement from baseline after treatment versus 20% and 15% in the CBD-only and placebo arms, respectively. The percentage of subjects achieving clear or almost clear with at least a 2-grade improvement from baseline was found to be statistically significant (p=0.028). JW-100, a novel topical formulation containing CBD and aspartame, was shown to significantly reduce the ISGA score in atopic dermatitis patients after two weeks of use. The combination of CBD and aspartame was more effective at reducing ISGA scores than CBD alone.

In November 2021, Jupiter Wellness received an official written response from a Type B pre-Investigational New Drug (IND) meeting with the U.S. Food and Drug Administration (FDA) for JW-100, a topical drug for the treatment of eczema. The main purpose of the pre-IND meeting was to evaluate the drug development plan for JW-100. Jupiter Wellness believes that the written response from the FDA supports the Company’s approach and its overall drug development strategy to enable the filing of an IND for its clinical studies on JW-100.

On November 16, 2021, Jupiter Wellness announced the results of a double-blinded placebo-controlled clinical trial on JW-300 showing efficacy for the treatment of developing burns (sunburn).

The endocannabinoid system, which is a body system affected by CBD, plays a pivotal role in maintaining healthy skin by modulating pain sensation, cell proliferation, and inflammation. The Company’s strategy for the treatment of skin indications is, therefore, to focus on the use of CBD-containing topical formulations and to explore potential combinations of CBD and other agents that may augment and act synergistically with CBD. The Company will explore this strategy by conducting controlled clinical trials to try to ultimately gain FDA approval for specific indications.

In addition to CBD-containing products, the Company is advancing several non-CBD formulations to address psoriasis and vitiligo (Photocil), increase the effectiveness of minoxidil to treat hair loss (Minoxidil Booster), COVID-19 induced tinnitus (JW-600), women’s sexual wellness (JW-500), and jellyfish sting prevention sunscreen (NoStingz).

RJ-101 was born out of clinical trials designed to establish a topical treatment for the restoration of nipple sensitivity for breast augmentation patients, in addition to patients who had undergone chemotherapy or lumpectomy surgery following a cancer diagnosis. During early studies, women reported not only increased sensitivity but also increased libido. The Company plans to file for a pre-IND meeting with the US FDA within the next 12 months and intends to seek Orphan Drug Designation. An expedited 505(b)(2) regulatory pathway for development is anticipated as the current formulation contains an already approved drug.

The Company is also positioning itself to generate revenues through the licensing of its intellectual property (IP). Jupiter Wellness signed agreements to license their minoxidil booster to Taisho, a $2.6 billion revenue company and Japan’s leading seller of minoxidil products. Taisho plans on launching the product commercially in 2023. In India, the Company inked a deal with Cosmofix Technovation Pvt Ltd and Sanpellegrino Cosmetics to license the minoxidil booster and Photocil products. Additional licensing opportunities for these products are being pursued primarily in overseas markets.

In Q2 and Q3 2022, the Company established itself as a Contract Research Organization (CRO) through the acquisition of Ascent Clinical Research (ACR) and Applied Biology (AB) assets. Additional contract research opportunities are being pursued and the Company hopes to expand on this line of business in 2023.

On November 30, 2020, the Company acquired SRM Entertainment, Limited, a Hong Kong Special Administrative Region of the People’s Republic of China limited company (“SRM”). SRM has relationships with and supplies the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park, entertainment venues, and theme hotels in Orlando Florida, Beijing China, Japan, and other places throughout the worldwide theme park industry.

Market Opportunity

The market for hemp, and products based on extracts of hemp, is expected to grow substantially over the coming years. It is estimated by BDS Analytics and Arcview Market Research that the collective market for CBD sales in the U.S. will surpass $20 billion by 2024 and that there will be a compound annual growth rate of 49 percent by 2024 across all distribution channels.

While CBD is an integral part of the Company’s operations, a pivot is underway moving away from consumer CBD products toward scientifically-backed products that show promise as potential OTC and prescription products to address a wide range of conditions including hair loss, eczema, burns, and sexual wellness. Specifically, each of the Company’s core products addresses a large market with unmet needs.

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

Market Strategy

The Company plans to seek acquisition opportunities including but not limited to other CBD, non-CBD, and OTC therapeutic brands and companies. The Company may market such products as they are currently comprised or may seek to add CBD to the product. In the event the Company decides to add CBD to such products, they intend to first conduct FDA-regulated clinical trials for safety and efficacy testing.

Jupiter Wellness also intends to continue selling its consumer products online directly to consumers through its own website, and other third-party marketplaces as these sites permit. Business-to-business sales (B2B) are being pursued for all the Company’s products.

Focusing on B2B and business-to-consumer (B2C) sales/distribution will generally be accomplished through mass merchandise retail (MMR), wholesale, e-commerce, and strategic licensing of intellectual property (IP). The Company has in place a sales team working to develop and maintain relationships with MMR as well as smaller specialty retailers. Wholesale sales are primarily developed through contracted brokers to assist in saturating independent retailers like smaller pharmacies, doctor offices, and drug stores. E-commerce initiatives focus heavily on brand awareness and creating analytics-driven marketing campaigns to drive conversions and develop customer loyalty. Lastly, the Company is actively engaged in the strategic licensing of IP, including formulations and know-how, to companies and partners around the world.

Website

The Company expects to continually update and expand upon its corporate website and consumer-facing retail websites and further refine its online retail strategies on an ongoing basis. JupiterWellness.com is the Company’s primary corporate website, which will serve as the primary source of information about Jupiter Wellness for investors and contain press releases, product development pipeline, lab reports, media coverage, and additional information about each of the Company’s product candidates. The Company anticipates that each brand will have a front-facing website dedicated to retail sales and brand-specific information. For example, the Company’s line of sun care products, NoStingz, has a website at NoStingzSPF.com and allows for the online retail purchase of the entire product line. As the Company expands its brands they anticipate utilizing the same strategy and dedicating a new e-commerce website to each brand moving forward. The Company is also building websites dedicated to servicing wholesale and larger distributor clients.

SRM Acquisition

On November 30, 2020, Jupiter Wellness entered into and closed the Exchange Agreement with SRM, a Hong Kong Special Administrative Region of the People’s Republic of China limited company and wholly owned subsidiary of Vinco, and SRM Shareholders, under which Jupiter Wellness acquired 100% of the SRM Common Stock from the SRM Shareholders in exchange for 200,000 shares of the Company’s common stock. Pursuant to the Exchange Agreement, the Company assumed all of the financial obligations of SRM, as well as its employees and offices. As a result of the Exchange Agreement, SRM became a wholly-owned subsidiary of the Company.,

SRM has relationships with and supplies the amusement park industry with exclusive products such as toys, lights, fans, and other items that are sold in amusement parks. SRM has developed, manufactured, and supplied the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park, entertainment venues, and theme hotels in Orlando Florida, Beijing China, Japan, and other places throughout the worldwide theme park industry. SRM has developed unique products in conjunction with suppliers of products for core licensed items for major well-known brands, themes, characters, and movies.

Products developed by SRM are generally shipped directly to the theme park without warehousing at the Company’s facilities. SRM does not have long-term agreements with its customers, and instead develops products on an item-by-item basis subject to purchase orders from its customers.

Through SRM, the Company additionally intends to seek to sell its sun care products in amusement parks and related beach-adjacent properties such as cruise lines and ocean resorts. Jupiter Wellness is currently pursuing the sale of its jellyfish protection sun care products for sale in these locations.

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

On November 3, 2021, the Company filed a registration statement with the Securities and Exchange Commission to sponsor Jupiter Wellness Acquisition Corporation (“JWAC”) a SPAC, dedicated to investing in AI based therapeutics and diagnostics. On December 9, 2021, JWAC consummated the initial public offering (“IPO”) of 13,800,000 at a price of $10.00 per unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of the IPO, JWAC consummated the sale of 629,000 placement units at a price of $10.00 per placement unit in a private placement generating gross proceeds of $6,290,000. As of September 30, 2022, the Company had invested $2,908,300 in Jupiter Wellness Sponsor LLC (“JWSL”), an affiliate, which in turn invested the funds to JWAC

On January 20, 2022 the Company received a letter from Nasdaq stating that, because the Company made the Share Grants not pursuant to the 2021 Equity Plan despite them considered to be S-8 eligible, Nasdaq had determined that the Company did not comply with Listing Rule 5635(c). It was brought to our attention that 180,000 shares of common stock, out of the total 1,020,000 shares of common stock to consultants (the “Consulting Share Awards”) that were issued to three consultants, Greentree Financial (100,000 shares), Inc., L&H Inc. (20,000 shares), and Tee 2 Green Enterprises, Ltd. (60,000 shares), during the relevant period (the “Share Grants”), should have been issued pursuant to the 2021 Equity Plan because the Share Grants were considered to be S-8 eligible. As a result, the inadvertent issuance of the Share Grants to the mentioned-above three consultants was not made in compliance with Listing Rule 5635(c). The Company subsequently notified Nasdaq that the Board has approved the reallocation of the Share Grants to be accounted for as if they were originally issued under the 2021 Equity Plan, and has made the corresponding change to the Company’s books and records. However, since the 2021 Equity Plan has previously been exercised in full, to allow for the reallocation of the Share Grants under the 2021 Equity Plan, on January 17, 2022, the Board determined that 100,000 options that have previously been issued under the 2021 Equity Plan to Brian John, and 100,000 options issued to Dr. Glynn Wilson be cancelled, a revocation to which Messrs. John and Wilson have agreed. Following the remedial measures the Company was informed that the Company has regained compliance with the Rule and that this matter is now closed.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the nine months ended September 30, 2022 and 2021 audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2022 or December 31, 2021.

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

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2022	2021	2021	2020
Numerator:
Net (loss)	$(6,692,957)	$(11,155,267)	$(28,100,245)	$(6,289,205)

Denominator:
Denominator for basic earnings per share - Weighted-
average common shares issued and outstanding during the period	22,191,644	14,151,337	16,603,788	7,325,708
Denominator for diluted earnings per share	22,191,644	14,151,337	16,603,788	7,325,708
Basic (loss) per share	$(0.30)	$(0.79)	$(1.69)	$(0.86)
Diluted (loss) per share	$(0.30)	$(0.79)	$(1.69)	$(0.86)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2021, the Company recorded an allowance of $104,851 against accounts receivable acquired in connection with the acquisition of SRM Entertainment and as of September 30, 2022, the Company had recognized no additional allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the Nine-months ended September 30, 2022 and year ended December 31, 2021 and the cumulative translation gains and losses as of September 30, 2022 and December 31, 2021 were not material.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $132,117 and $917,714 for the Nine months ended September 30, 2022 and 2021, respectively.

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

Pursuant to Section 850-10-20 the related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Recent Accounting Pronouncements

In September 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company has adopted this standard beginning January 1, 2019. The adoption of this standard did not have a significant impact on our results of operations, financial condition, cash flows, and financial statement disclosures.

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

Results of Operations

For the three months ended September 30, 2022 and 2021

The following table provides selected financial data about us for the three months ended September 30, 2022 and 2021, respectively.

	September 30, 2022	September 30, 2021
Sales	$1,569,925	$687,928
Cost of Sales	1,155,617	685,769
Gross Profit (Loss)	413,308	2,159

Total expenses	(2,745,734)	(4,810,589)
Net Loss	$(2,232,426)	$(4,808,430)

Revenues

We generated $1,569,925 in revenues for the three months ended September 30, 2022 compared to $687,928 revenues in the three months ended September 30, 2021. As a result of the Covid-19 pandemic, revenues were depressed in 2021 and we are now experiencing a greater demand for our products.

Operating Expenses and Other Income (Expense)

We had total operating expenses and other income and expense of $2,745,734 for the three months ended September 30, 2022 compared to $4,810,589 for the three months ended September 30, 2021.

Operating expenses for the three months ended September 30, 2022 were in connection with our daily operations as follows: (i) marketing expenses of $9,575; (ii) research and development of $3,876; (iii) legal and professional expenses of $942,618, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $49,022; (v) depreciation and amortization of $23,186; (vi) general and administrative expenses of $872,365, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; (vii) stock based compensation of $295,860; (viii) and net interest expense of $549,232.

Operating expenses for the three months ended September 30, 2021 were in connection with our daily operations as follows: (i) marketing expenses of $13,996; (ii) research and development of $721,998; (iii) legal and professional expenses of $554,553, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $7,565; (v) depreciation and amortization of $27,839; (vi) general and administrative expenses of $407,801, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $1,875,471; (viii) net interest expense of $1,196,261 (which includes $1,145,182 of amortization of original issue discount and Warrant discount on convertible promissory notes); and (ix) other loss of $5,105.

Income/Losses

Net losses were $2,332,426 and $4,808,430 for the three months ended September 30, 2022 and 2021, respectively.

For the Nine months ended September 30, 2022 and 2021

The following table provides selected financial data about us for the Nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Sales	$5,291,136	$1,331,862
Cost of Sales	4,255,374	1,123,134
Gross Profit (Loss)	1,035,762	208,728
Total expenses	(7,728,719)	(11,363,995)
Net Loss	$(6,692,957)	$(11,155,267)

Revenues

We generated $5,291,136 in revenues for the nine months ended September 30, 2022 compared to $1,331,862 revenues in the Nine months ended September 30, 2021. As a result of the Covid-19 pandemic, revenues were depressed in 2021 and we are now experiencing a greater demand for our products.

Operating Expenses

We had total operating expenses of $7,728,719 for the Nine months ended September 30, 2022 compared to $11,363,995 for the Nine months ended September 30, 2021.

Operating expenses for the nine months ended September 30, 2022 were in connection with our daily operations as follows: (i) marketing expenses of $78,719; (ii) research and development of $132,117; (iii) legal and professional expenses of $1,753,640, consisting of corporate advisory services, annual report preparation fees, investor relations, and general corporate governance fees; (iv) rent and utilities of $130,974; (v) depreciation and amortization of $72,617; (vi) general and administrative expenses of $2,899,489, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $543,029; (viii) net interest expense of $1,118,134 (which includes $876,926 of amortization of original issue discount and Warrant discount on convertible promissory notes) and (ix) a $1,000,000 impairment of a promissory note.

Operating expenses for the nine months ended September 30, 2021 were in connection with our daily operations as follows: (i) marketing expenses of $386,228; (ii) research and development of $917,714; (iii) legal and professional expenses of $1,567,022, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $60,318; (v) depreciation and amortization of $71,045; (vi) general and administrative expenses of $1,795,686, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $5,538,820; (viii) net interest expense of $1,691,257 (which includes $1,560,334 of amortization of original issue discount and Warrant discount on convertible promissory notes) and (ix) a net gain of $664,095 (which includes a gain of $669,200 on settlement of note payable in connection with the Magical Beast Omnibus Agreement and $5,105 other loss).

Income/Losses

Net losses were $6,692,957 and $11,155,267 for the Nine months ended September 30, 2022 and 2021, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the Nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleges that Mr. Koch and the other defendants are attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserts that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, Mr. Koch and Bedford Investment Partners, LLC (together, the “Koch Parties”) filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants’ counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted and all counterclaims were dismissed with prejudice, except the breach-of-contract and unjust enrichment claims. On June 04, 2021 the Koch Parties filed a Second Amended Counterclaim, re-alleging their previous breach-of-contract and unjust enrichment counterclaims. On June 25, 2021, the Company filed a motion to dismiss defendants’ Second Amended Counterclaim, which the parties briefed in summer 2021. On February 14, 2022, the court dismissed all of the Koch Parties’ counterclaims except to the extent that they alleged unjust enrichment against Jupiter and Mr. John. On March 22, 2022, the Parties engaged in a Settlement Conference before The Honorable Sarah L. Cave, which did not resolve the case. On March 25, 2022, The Honorable Lewis J. Liman granted Jupiter and Mr. John permission to move for summary judgment dismissing the Koch Parties’ unjust enrichment counterclaim, which the parties briefed in spring 2022. Because the Court has not yet ruled on Jupiter and Mr. John’s motion for summary judgment, the Court rescheduled this case’s jury trial from November 14, 2022 to March 27, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended September 30, 2022, the Company entered into two Investor Relations Consulting Agreement under the terms of which the Company issued 250,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. The Company recognized a total of $208,860 as stock-based compensation during the nine-months ended September 30, 2022 for these issuances.

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

On April 20, 2022, the Company entered into a $500,000 Loan Agreement (the “L&H Loan,” collectively with Greentree Loan referred to as the “Loan Agreements”). Pursuant to the L&H Loan the Company issued a Convertible Promissory Note in the principal amount of $500,000 (the “L&H Note,” collectively with Greentree Note as the “Notes”) “), the issuance of 62,500 shares of the Company’s common stock as origination shares and the issuance of a Common Stock Purchase Warrant for 360,000 shares of the Company’s common stock (the “L&H Warrant,” collectively with Greentree Warrant as the “Warrants”).

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

Jupiter Wellness, INC.

Dated: November 14, 2022	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

