Form 10-K
period 2022-12-31
Jupiter Wellness, Inc.
filed 2023-04-03
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

Commission File Number: 001-39569

Jupiter Wellness, Inc.

(Exact name of registrant as specified in its charter)

delaware	83-2455880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

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

Large accelerated filer ☐ Non-accelerated filer ☒ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximately $12,152,798 as of June 30, 2022.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 27, 2023, was 26,654,675.

This Annual Report on Form 10-K includes the accounts of Jupiter Wellness, Inc., a Delaware corporation (“Jupiter Wellness”). References in this Report to “we”, “our”, “us”. “Jupiter”, or the “Company” refer to Jupiter Wellness, Inc. and its consolidated subsidiaries unless the context dictates otherwise.

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

PART I

ITEM 1. BUSINESS

Overview

Jupiter Wellness is committed to supporting health and wellness by developing innovative solutions to a range of conditions. We take pride in our research and development of over-the-counter (OTC) products and intellectual property, which aim to address some of the most prevalent health and wellness concerns today. Our product pipeline includes a diverse range of products, such as hair loss treatments, eczema creams, vitiligo solutions, and sexual wellness products, that cater to different health and wellness needs. We are dedicated to staying up-to-date with the latest scientific research and technology, ensuring that our products are effective, safe, and meet the highest industry standards.

To achieve our mission, we rely on a team of highly skilled and experienced professionals who are committed to advancing our vision of health and wellness. Our team includes scientists, researchers, product developers, and business experts who collaborate to create new products and enhance existing ones. We also partner with industry leaders and organizations to leverage the latest technologies and expand our reach.

We generate revenue through various channels, including the sales of our OTC and consumer products, as well as licensing royalties. Our products are available through various retailers and e-commerce platforms, making them accessible to a broad customer base. Additionally, we collaborate with other companies to license our intellectual property, creating additional revenue streams and expanding our global presence.

We signed agreements to license JW-700 to Taisho, a $2.6 billion revenue company and Japan’s leading seller of minoxidil products. Taisho plans on launching the product commercially in 2024. In India, the Company signed an agreement with Cosmofix Technovation Pvt Ltd and Sanpellegrino Cosmetics to license its JW-700 and Photocil products. Additional licensing opportunities for these products are being pursued primarily in overseas markets.

Products Roadmap

The Company is advancing several formulations to address psoriasis and vitiligo (Photocil), increase the effectiveness of minoxidil to treat hair loss (JW-700 “minoxidil booster”), women’s sexual wellness (JW-500), and jellyfish sting prevention sunscreen (NoStingz), and atopic dermatitis/eczema (JW-110).

Photocil was launched commercially in India in Q3 2022 as a treatment for vitiligo and psoriasis. Photocil is a topical cream that works with natural sunlight to provide patients with safe and effective phototherapy at home by blocking harmful radiation and permitting the passage of therapeutic UV radiation from the sun.

NoStingz provides an effective barrier against the stinging mechanism of jellyfish cnidocyte preventing the delivery of venom to the victim. Applied like other topical sun screen products, the product is clinically proven to protect users from jellyfish, sea lice, and UVA/UVB rays.

JW-700, currently being licensed abroad and developed for US launch, the product has been clinically shown to increase the enzymes needed for minoxidil to work, sulfotransferase enzymes, by using the product topically in conjunction with topical minoxidil. Additional studies and formulation work are ongoing.

JW-500 was born out of clinical trials designed to establish a topical treatment for the restoration of nipple sensitivity for breast augmentation patients, in addition to patients who had undergone chemotherapy or lumpectomy surgery following a cancer diagnosis. During early studies, women reported not only increased sensitivity but also increased libido. The Company plans to file for a pre-IND meeting with the US FDA and seek Orphan Drug Designation. An expedited 505(b)(2) regulatory pathway for development is being considered as the current formulation contains an already approved drug.

Research and Development

Our research and development team in continually looking to develop new therapeutic products, while continually improving and enhancing our existing products and product candidates to address customer demands and emerging trends. Our team is currently working to further improve the protection provided by NoStingz and develop more effective formulas for our JW-700 product.

Sales and Marketing

We primarily sell our products through third-party physical retail stores and partners who license and distribute them to other markets. Currently, our products are licensed for distribution in over 31 countries. The majority of our sales occur via traditional physical retailers, including their websites. We also sell via online retailers, such as Amazon and Walmart. To drive loyalty, word-of-mouth marketing, and sustainable growth, we invest in customer experience and customer relationship management. Our marketing investments are directed towards driving profitable growth through advertising, public relations, and brand promotion activities, including digital platforms, sponsorships, collaborations, brand activations, and channel marketing. Additionally, we continue to invest in our marketing and brand development efforts by investing capital expenditures on product displays to support our channel marketing via our retail partners.

Manufacturing, Logistics and Fulfillment

We outsource the manufacturing of our products to contract manufacturers, who produce them according to our formulation specifications. Our products are manufactured by contract manufacturers in India and the US. The majority of our products will then be shipped to third-party warehouses and to our corporate offices, which can either transport them to our distributors, retailers, or directly to our customers. Our third-party warehouses are located in the US. We use a limited number of logistics providers to deliver our products to both distributors and retailers, which allows us to lessen order fulfillment time, cut shipping costs, and improve inventory flexibility.

SRM Entertainment

On November 30, 2020, we entered into and closed the Exchange Agreement with SRM, a Hong Kong Special Administrative Region of the People’s Republic of China limited company and wholly owned subsidiary of Vinco, and SRM Shareholders, pursuant to which we acquired 100% of the SRM Common Stock from the SRM Shareholders in exchange for 200,000 shares of the Company’s common stock, the resale of which is subject to a leak out provision and escrow of 50,000 shares of the Company’s common stock. Upon closing, and pursuant to the Exchange Agreement, the Company delivered the 150,000 shares of its common stock to SRM and placed 50,000 shares in escrow (“Escrow Shares”). Pursuant to the Exchange Agreement, the Company released the Escrow Shares in 2021. Pursuant to the Exchange Agreement, the Company assumed all of the financial obligations of SRM, as well as its employees and offices. As a result of the Exchange Agreement, SRM became a wholly-owned subsidiary of the Company.

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

Through SRM, the Company additionally intends to seek to sell its sun care products in amusement parks and related beach-adjacent properties such as cruise lines and ocean resorts. We are currently pursuing the sale of its jellyfish protection sun care products for sale in these locations.

Our Competitive Strengths

We are committed to driving continuous improvement through innovation. Since our inception, we have made significant investments in research and development and have acquired a substantial portfolio of intellectual property, which continues to grow each year. Our commitment to innovation has allowed us to create unique products that address unmet needs in the market, all backed by rigorous clinical research. Our focus on research and development has enabled us to stay ahead of the curve and provide our customers with products that are not only effective but also innovative. We take pride in our patent portfolio and the continuous growth we have achieved, as it showcases our dedication to creating new and unique solutions for our customers. By staying committed to innovation, we are confident in our ability to meet the ever-changing needs of the market and continue to be a leading player in the wellness industry.

Our Growth Strategies

Key elements of our growth strategy include:

● To capitalize on our market opportunity, we have assembled an ambitious long-term roadmap to introduce products crafted to meet the unique needs of each of our customers. We plan to develop products across multiple categories, with a focus on continuously improving the customer experience to increase sales to both new and existing customers alike.

● We are highly focused on finding and growing potential customers through distribution channels such as retail stores, e-commerce portals, and direct relationships with care providers such as dermatologists in the US, while expanding our direct-to-consumer approach and leveraging current channel partnerships.

● We intend to forge innovative, strategic partnerships with a variety of stakeholders, ranging from established industry leaders to ambitious startups. Our goal is not only to broaden our reach, but to maximize the potential of our existing solutions and to create value-added opportunities across the entire partner ecosystem.

● We intend to grow our brand equity by increasing brand awareness in existing geographic markets, diversifying our product offerings, and developing our partner ecosystem. Furthermore, we will look to expand our reach and drive higher household penetration rates in our current markets.

● Explore uncharted international markets, utilizing current licensees to tap into untested territories. We will create tailored strategies and resources to accommodate the unique requirements of each of these new markets, taking a proactive approach to reach regions that have historically been difficult to breach and expand our global presence.

Competition

Competitors may include major pharmaceutical and biotechnology companies, as well as specialist consumer brands companies and public and private research institutions. We cannot be certain that we will be able to compete against current or future competitors, or that competitive pressure will not seriously harm our business prospects. These competitors may be able to react faster to market changes, respond more rapidly to new regulations, or allocate greater resources to the development and promotion of their products than we can.

Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves to increase their ability to rapidly gain market share. Given the rapid changes affecting the global, national, and regional economies in general and cannabis-related medical research and development in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Time-to-market is an important factor in our industry, and our success will depend on our ability to develop innovative products that will be accepted by patients as efficient and helpful to use.

Our success will also depend on our ability to respond quickly to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure to adequately anticipate or respond to such changes could have a material effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

What sets us apart in the marketplace is our clinical trials approach (double-blinded, placebo-controlled trials) that have demonstrated the clinical efficacy of our topical products.

Intellectual Property

Safeguarding our intellectual property is a critical component of our business, and we take necessary measures to protect it. We rely on a blend of patent, trademark, copyright, and trade secret laws, as well as contractual obligations like confidentiality agreements, licenses, and intellectual property assignment agreements to establish and defend our exclusive rights. To control access to our proprietary information, we enforce a policy that mandates our staff, contractors, consultants, and other third parties to sign confidentiality and proprietary rights agreements. Although these laws, procedures, and limitations offer some level of protection, they may not entirely shield our intellectual property rights from being challenged, invalidated, infringed upon, or misused. There is also no assurance that we will succeed in any patent infringement claims made against third parties. In addition, the laws of certain countries may not grant the same level of protection to proprietary rights as the laws of the United States, which could limit our ability to safeguard our proprietary technology in some jurisdictions.

Human Capital

We are committed to producing exceptional therapeutic products for our customers, and our employees play a crucial role in realizing this vision. To keep advancing innovative products and remain competitive in our fast-paced and fiercely competitive market, it is essential that we attract and retain talented and skilled employees. To achieve this goal, we endeavor to provide a compensation and benefits package that is competitive, cultivate a culture of inclusivity where everyone feels supported and empowered to excel, and create opportunities for our staff to contribute to their communities and make a positive social impact..

As of December 31, 2022, we had ten full-time employees, including Chief Executive Officer Brian S. John, Chairman and Chief Scientific Officer, Dr. Glynn Wilson, and Chief Financial Officer, Douglas McKinnon.

Properties

Currently, we do not own any real property. We rent office space at 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477 for $15,038 per month. The Company entered into the office lease effective July 1, 2021, which has a primary term of the lease of five years with one renewal option for an additional three years.

Available Information

We aim to provide our stakeholders with transparent and timely information on our company’s performance. As such, we offer free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any changes made to those reports filed or furnished under Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, through our website. We make these reports available as soon as reasonably feasible after submitting them electronically to the SEC.

The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Research and Development

The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products.

The Company incurred research and development expenses of $1,637,117 and $1,079,362 for the years ended December 31, 2022 and 2021, respectively.

On July 12, 2021, we entered into a clinical trial research agreement (the “Clinical Trial Research Agreement”) with Applied Biology, Inc. (“AB”). Under the Clinical Research Agreement, AB will design, manage and conduct a head-to-head study of JW-101 compared to EUCRISA (crisaborole ointment 2%) for the treatment of Eczema (the “Study”). An interim analysis is expected.

As previously reported in a Current Report on Form 8-K filed with the SEC on December 14, 2021, the Company, entered into a stock purchase agreement (the “Original Purchase Agreement”), which was later amended and restated (the “Purchase Agreement”), and reported in a Current Report on Form 8-K filed with the SEC on January 13, 2022 (the “January 13th Disclosure”), with Next Frontier Pharmaceuticals, Inc. (“Next Frontier Pharmaceuticals”), a Delaware corporation, and certain of its affiliates (the “Next Frontier Affiliates”, and together with “Next Frontier Pharmaceuticals”, the “Next Frontier Parties”), pursuant to which the Company planned to acquire Next Frontier Pharmaceuticals (the “Acquisition”). The Purchase Agreement contained conditions to close that were not met by the Next Frontier Parties, including delivery of financial statement. As such, on February 17, 2022, without consummating the Acquisition, Next Frontier Pharmaceuticals delivered to the Company a letter pursuant to which Next Frontier Pharmaceuticals terminated the Purchase Agreement (the “Termination Date”). Considering the aforementioned termination, the Company did not effectuate the Transactions, including the distribution of shares of SRM to the Company’s stockholders, as was contemplated in the Purchase Agreement and previously disclosed in the January 13th Disclosure.

As of the Termination Date, an indebtedness balance in an aggregate amount totaling $11.2 million, which was previously advanced by the Company to the Next Frontier Parties under those certain Secured Promissory Note, dated December 8, 2021 (the “December 2021 Note”), and Secured Promissory Note, dated January 7, 2022 (the “January 2022 Note,” collectively with the December 2021 Note as the “NFP Notes”), is owed and outstanding. The December 2021 Note has a maturity date of June 8, 2022, and the January 2022 Note has a maturity date of July 7, 2022, or otherwise when due. In March 2022, the Company issued a Notice of Default on the NFP Notes. As a result, the Company has determined that the NFP Notes have been impaired and has taken an impairment charge of $10,000,000 against the 2021 earnings and $1,000,000 against the 2022 earnings.

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

We believe the passage of the Farm Bill will allow us to expand our marketplace opportunities. On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, and hemp-derived CBD were classified as a Schedule I controlled substances, and so were deemed to be illegal under the CSA. With the passage of the Farm Bill, hemp cultivation is broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

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

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3% THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeat offenses.

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

Our products are tested each time they are manufactured. All contracted labs used by the Company to manufacture our products are compliant with the FDA’s Current Good Manufacturing Practice (“CGMP”) regulations in accordance with 21 CFR 210/211 (required for Over-the-Counter drug products). Each of the Company’s contracted Labs has self-imposed health and safety standards to ensure compliance with the FDA’s CGMPs.

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

The FDA has not approved cannabis, marijuana, hemp or derivatives as a safe and effective drug for any indication. We may in the future file an IND with the FDA for our JW-100 product in the event the pending provisional patent on an Aspartame/CBD combination is approved. As of the date hereof, our products containing CBD derived from industrial hemp are not marketed or sold using claims that their use is a safe and effective treatment for any medical condition subject to the FDA’s jurisdiction.

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

Some of our products contain controlled substances as defined in the Controlled Substances Act (CSA). Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA.

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

Recent Development

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

On January 19, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share , with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. Concurrently to the PIPE Agreement, the Company entered into ot a Securities Purchase Agreement (the “RD Agreement”) with certain purchasers, pursuant to which on January 23, 2023, 4,315,787 shares of common stock, par value $0.001 (the “Common Stock”), at a price of $0.70 per share were issued to the purchasers (the “RD Offering”). The Common Stock was issued pursuant to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission (the “Commission”) on September 28, 2022 (File No. 333-267644) and declared effective on November 9, 2022. The aggregate gross proceeds to the Company from both the PIPE Offering and the RD Offering were approximately $4.1 million, with the purchase price of one share, one 3-year warrant and one 5-year warrant as $0.95.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If we are unable to keep up with rapid technological changes, our products may become obsolete.

The market for our products is characterized by significant and rapid change. Although we will continue to expand our product line capabilities to remain competitive, research and discoveries by others may make our processes, products, or brands less attractive or even obsolete.

Competition could adversely affect our business.

Our industry in general is competitive. It is possible that future competitors could enter our market, thereby causing us to lose market share and revenues. In addition, some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do or may have more experience or advantages in the markets in which we will compete that will allow them to offer lower prices or higher quality products. If we do not successfully compete with these competitors, we could fail to develop market share and our future business prospects could be adversely affected.

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

We are currently initiating clinical trials of our product candidates. We have not, however, demonstrated the ability to obtain marketing approvals, manufacture product candidates at a commercial scale, or conduct sales and marketing activities necessary for the successful commercialization of a product. Consequently, we have no historical basis as a company by which one can evaluate or predict reliably our future success or viability.

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

With regard to our lead product candidates, unforeseen side effects could arise either during clinical development or, if approved, after products have been marketed. This could cause regulatory approvals for, or market acceptance of our products harder and costlier to obtain.

The results of our planned or any future clinical trials may show that the side effects are unacceptable or intolerable, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or EMA and other regulatory authorities, or result in marketing approval from the FDA or EMA and other regulatory authorities with restrictive label warnings.

If any product receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of the products:

●	regulatory authorities may withdraw their approval of the product, which would force us to remove products from the market;

●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;

●	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;

●	we may be subject to limitations on how we may promote the product;

●	sales of the product may decrease significantly;

●	we may be subject to litigation or product liability claims; and

●	our reputation may suffer.

Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of our products and/or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of those products.

If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented, which could materially affect our financial condition.

Identifying, screening and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients with the required or desired characteristics to complete our clinical trials in a timely manner. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. In particular, because our planned clinical trials may be focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We intend to utilize third parties to manufacture our products.

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

Before we can begin to commercially manufacture any product candidate, we must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with current Good Manufacturing Practices requirements, commonly known as “cGMP.” The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection may significantly delay or prevent FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products and will lose time to market and potential revenues.

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

Our understanding of the number of people who suffer from dermatitis or eczema, whom our products may have the potential to treat, is based upon estimates. These estimates may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of this condition. The number of patients in the U.S. or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment, or treatment-amenable patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our products may further be reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from those products.

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

Any non-OTC product candidate that we may develop may not gain market acceptance among physicians and patients. Market acceptance of and demand for any non-OTC product that we may develop will depend on many factors, including without limitation:

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

Our supply chain and the development of our product candidates, including that of our subsidiaries, could be, and have been, disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. We are still assessing our business plans and the impact COVID-19 may have on our supply chain and ability to conduct our clinical trials, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic. Our subsidiary SRM, was materially adversely affected by COVID-19 and its impact on the amusement park industry. SRM’s sales to amusement parks materially decreased during 2021 and 2020. SRM’s revenue for the fiscal year ended December 31, 2019 was $7,046,073 and were reduced to $2,958,199 for the fiscal year ended December 31, 2020 and further reduced to $2,876,273 for the year ended December 31, 2021, which was a result of the closing of amusement and theme parks in 2020 as a result of the COVID-19 pandemic. We generated $6,196,743 in revenues for the year ended December 31, 2022 compared to $2,876,273 revenues for the year ended December 31, 2021. The large increase is due to the Company having more nominal-like operations during 2022. In 2021 and 2020, Covid had a negative impact on the revenues of the Company with the closure of amusement and theme parks which were not fully open until the end of 2021.

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

As of December 31, 2022, the Company had $1,931,068 in cash, accumulated deficit of $50,597,674 and cash flow used in operations of $6,395,942. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) engage in very limited activities without incurring any liabilities that must be satisfied in cash; and (b) offer noncash consideration and seek for equity lines as a means of financing its operations. Additionally, the Company’s plan includes certain scheduled research and development activities and related clinical trials which may be deferred as needed. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

At December 31, 2022, our officers and directors are the beneficial owners of approximately 18% our issued and outstanding voting securities. As a result, they possess significant influence over our elections and votes. As a result, their ownership and control may have the effect of facilitating and expediting a future change in control, merger, consolidation, takeover or other business combination, or encouraging a potential acquirer to make a tender offer. Their ownership and control may also have the effect of delaying, impeding, or preventing a future change in control, merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer.

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

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleged that Mr. Koch and the other defendants were attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserted that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, Mr. Koch and Bedford Investment Partners, LLC (together, the “Koch Parties”) filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit, and claiming damages of over $10 million. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants’ counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted and all counterclaims were dismissed with prejudice, except the breach-of-contract and unjust enrichment claims. On June 04, 2021 the Koch Parties filed a Second Amended Counterclaim, re-alleging their previous breach-of-contract and unjust enrichment counterclaims. On June 25, 2021, the Company filed a motion to dismiss defendants’ Second Amended Counterclaim, which the parties briefed in summer 2021. On February 14, 2022, the court dismissed all of the Koch Parties’ counterclaims except to the extent that they alleged unjust enrichment against Jupiter and Mr. John. On March 22, 2022, the Parties engaged in a Settlement Conference before The Honorable Sarah L. Cave, which did not resolve the case. On March 25, 2022, The Honorable Lewis J. Liman granted Jupiter and Mr. John permission to move for summary judgment dismissing the Koch Parties’ unjust enrichment counterclaim; the parties briefed that motion in spring 2022. On January 30, 2023, Judge Liman largely granted Jupiter and Mr. Koch’s motion, eliminating all of the Koch Parties’ remedy theories except for their restitution claim for transferring the domain www.cbdbrands.net to Jupiter. In doing so, Judge Liman suggested that a jury could find that the Koch Parties would be fully compensated if the parties simply unwound the domain transfer, or that the jury might quantify the website’s value by looking to the amounts that the Koch Parties had paid for other, similar websites: between $12.17 and $65.98. After Judge Liman issued this order, the Parties settled all claims and Jupiter and Mr. John filed a proposed order of dismissal of all claims with prejudice. On February 17, 2023, Judge Liman so-ordered that proposed order and closed the case.

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

Period	High	Low
2022Fiscal Year:
Fourth Quarter Ended December 31, 2022	$1.64	$0.66
Third Quarter Ended September 30, 2022	$1.15	$0.59
Second Quarter Ended June 30, 2022	$1.18	$0.60
First Quarter Ended March 31, 2022	$1.50	$0.63

2021 Fiscal Year:
Fourth Quarter Ended December 31, 2021	$2.11	$0.83
Third Quarter Ended September 30, 2021	$4.61	$1.36
Second Quarter Ended June 30, 2021	$5.07	$3.76
First Quarter Ended March 31, 2021	$7.98	$4.56

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

As of March 27, 2023, there were 23 shareholders of record.

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

Issuance of Securities

On November 16, 2020, the Company entered into an endorsement agreement (the “Endorsement Agreement”) with Tee-2-Green Enterprises Limited (“Tee-2-Green”), pursuant to which the Company received the exclusive right and license to utilize Ernie Els’ (the “Player”) name, likeness, photographs, and endorsements in the advertising, promotion, distribution and sale of the Company’s products. The Endorsement Agreement has a term of three (3) years (the “Contract Period”), which commenced on November 10, 2020, unless extended by mutual agreement of the parties or sooner terminated. Beginning one (1) year prior to the end of the Contract Period, and for a period of six (6) months thereafter (the “Exclusive Negotiating Period”), the parties shall negotiate exclusively with one another as regards to extension of the Endorsement Agreement. In the event that the parties are unable to conclude a binding agreement as regards to an extension of the Endorsement Agreement during the Exclusive Negotiating Period, either party shall be entitled to enter into negotiations with any third party as regards the subject matter of the Endorsement Agreement and conclude any agreement with any third party for the period following the Contract Period.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 14, 2022 and December 22 2022, our Board of Directors and majority shareholders, respectively, approved the Jupiter Wellness, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), to be administered by the our Compensation Committee. Pursuant to the 2022 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2022 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the 2022 Plan, a maximum of 4,000,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2022 Plan.

On July 27, 2021, and December 14, 2021, our Board of Directors and majority shareholders, respectively, approved the Jupiter Wellness, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), to be administered by our Compensation Committee. Pursuant to the 2021 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2021 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the 2021 Plan, a maximum of 3,500,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2021 Plan.

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

Company Overview

Jupiter Wellness is committed to supporting health and wellness by developing innovative solutions to a range of conditions. We take pride in our research and development of over-the-counter (OTC) products and intellectual property, which aim to address some of the most prevalent health and wellness concerns today. Our product pipeline includes a diverse range of products, such as hair loss treatments, eczema creams, vitiligo solutions, and sexual wellness products, that cater to different health and wellness needs. We are dedicated to staying up-to-date with the latest scientific research and technology, ensuring that our products are effective, safe, and meet the highest industry standards.

To achieve our mission, we rely on a team of highly skilled and experienced professionals who are committed to advancing our vision of health and wellness. Our team includes scientists, researchers, product developers, and business experts who collaborate to create new products and enhance existing ones. We also partner with industry leaders and organizations to leverage the latest technologies and expand our reach.

We generate revenue through various channels, including the sales of our OTC and consumer products, as well as licensing royalties. Our products are available through various retailers and e-commerce platforms, making them accessible to a broad customer base. Additionally, we collaborate with other companies to license our intellectual property, creating additional revenue streams and expanding our global presence.

We signed agreements to license JW-700 to Taisho, a $2.6 billion revenue company and Japan’s leading seller of minoxidil products. Taisho plans on launching the product commercially in 2024. In India, the Company signed an agreement with Cosmofix Technovation Pvt Ltd and Sanpellegrino Cosmetics to license its JW-700 and Photocil products. Additional licensing opportunities for these products are being pursued primarily in overseas markets.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements for the year ended December 31, 2022 and 2021, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Earnings (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. Warrants are not considered in the calculations for the years ended December 31, 2022 and 2021, as the impact of the potential common shares would be to decrease the loss per share.

	For the Years
	Ended December 31,
	2022	2021
Numerator:	$(15,223,028)	$(28,100,245)
Net (loss)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	22,106,703	16,603,788
Denominator for diluted earnings per share	22,106,703	16,603,788
Basic (loss) per share	$(0.69)	$(1.69)
Diluted (loss) per share	$(0.69)	$(1.69)

Cash

We consider all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as December 31, 2022 and 2021.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2022 and 2011 and the cumulative translation gains and losses as of December 31, 2022 and 2021 were not material.

Accounts Receivable

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2022 and 2021, the Company recognized no allowance for doubtful collections.

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

The Company’s deferred tax asset at December 31, 2022 and 2021 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $6,714,609 and $4,865,890, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance of $6,714,609 and $4,865,890 for the years ended December 31, 2022 and 2021.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $562,117 and $1,079,362 for the year ended December 31, 2022 and 2021, respectively.

Stock Based Compensation

We recognize compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On October 24, 2018, the inception date (“Inception”), we adopted ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

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

Results of Operations

For the years ended December 31, 2022 and 2021

The following table provides selected financial data about us for the year ended December 31, 2022 and 2021, respectively.

	December 31,	December 31,
	2022	2021
Sales	$6,196,743	$2,876,273
Cost of Sales	5,170,386	2,340,788
Gross Profit (Loss)	1,026,357	535,485
Total expenses	16,249,385	28,635,730
Net Loss	$(15,223,028)	$(28,100,245)

Revenues

We generated $6,196,743 in revenues for the year ended December 31, 2022 compared to $2,876,273 revenues for the year ended December 31, 2021. The large increase is due to the Company having more nominal-like operations during 2022. In 2021 and 2020, Covid had a negative impact on the revenues of the Company with the closure of Amusement and theme parks and which were not fully open until the end of 2021.

Operating Expenses and other income

We had total operating expenses and other income of $16,249,385 for the year ended December 31, 2021 compared to $28,635,730 for the year ended December 31, 2021.

Operating expenses for the year ended December 31, 2022 totaled $16,249,385 were in connection with our daily operations as follows: (i) marketing expenses of $84,689; (ii) research and development of $16,249,385 which included clinical trials; (iii) legal and professional expenses of $3,579,148 primarily for due diligence and legal work on two proposed mergers and litigation along with corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent of $175,038; (v) depreciation and amortization of $95,805; (vi) general and administrative expenses of $3,419,561, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $4,357,372 consisting primarily of the fair value of options and warrants; (viii) an impairment to a promissory note of $1,000,000; (ix) an impairment to intellectual Property of $1,450,000; (x) net interest expense of $1,283,106, which includes $1,104,477 fair value of warrants and (xi) net other income of $1,718.

Operating expenses for the year ended December 31, 2021 totaled $28,635,730 were in connection with our daily operations as follows: (i) marketing expenses of $522,893; (ii) research and development of $1,079,362 which included clinical trials; (iii) legal and professional expenses of $3,098,137 primarily for due diligence and legal work on two proposed mergers, along with corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent of $88,829; (v) depreciation and amortization of $187,917; (vi) general and administrative expenses of $2,941,550, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $9,387,963 consisting primarily of the fair value of options and warrants; (viii) an impairment to a promissory note of $10,000,000; (ix) an impairment to intellectual Property of $300,000; (x) net interest expense of $1,728,783, which includes $1,446,530 fair value of warrants and (xi) net other income of $699,704, which includes a $669,200 gain from an Omnibus Settlement relating to Magical Beasts Acquisition.

Income/Losses

Net losses were $15,223,028 and $28,100,245 for the years ended December 31, 2022 and 2021 , respectively.

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

None.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). While our initial assessment, completed on December 31, 2022 deemed internal controls effective, based upon a further evaluation of market conditions during our annual audit, which was conducted subsequent to December 31, 2022, we modified managements initial estimates and projections used in our asset impairment in a manner that caused audit adjustments. Accordingly, management concluded there was a material weakness in our internal control over financial reporting at December 31,2022, based on the COSO framework criteria, since management lacked a formal policy of inputs in testing for impairment resulting in adjusting journal entries.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this Form 10-K are as follows:

Name	Age	Position(s)
Brian S. John	53	Chief Executive Officer and Director
Douglas O. McKinnon	71	Chief Financial Officer
Dr. Glynn Wilson	76	Chairman and Chief Science Officer
Dr. Skender Fani	82	Director
Dr. Hector Alila	68	Director
Nancy Torres Kaufman	40	Director
Christopher Marc Melton	49	Director
Gary Herman	57	Director

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

Dr. Skender Fani, Director, has served as one of our directors since September 9, 2022. Dr. Fani is the Chairman of Otis Elevator-Austria, Heim GmbH, a substantial real estate company in Vienna, Austria, and Polster GmbH, a leading public relations and sports management company in Germany and Austria. He also serves as Chairman of LOOS Bar GmbH in Vienna, Austria. Dr. Fani is a corporate lawyer in Austria and throughout the E.U. specializing in sports, entertainment, and business law. For the past 40 years, he has represented numerous top sports and entertainment personalities throughout Europe. He has been the personal advisor to presidents and owners of Europe’s top soccer teams, including MAGNA-Vienna, FC Barcelona, AS Roma, and Red Bull-Salzburg. He is the past Chairman of Rapid-Vienna, one of Europe’s most prestigious and historic soccer clubs.

Dr. Hector Alila, Director, has served as one of our directors since February 2023. Dr. Alila brings 30 years of demonstrated scientific experience in product development and successful management leadership in biopharmaceutical industry. He previously served on the Board of Directors of Jupiter Wellness from 2019 through 2022. He is the Founding President and Chief Executive Officer of Esperance Pharmaceutical Inc., a clinical stage biopharmaceutical company that has successfully developed novel targeted cancer therapeutics currently in clinical development. Dr. Alila founded Esperance Pharmaceutical, Inc. in 2006. Prior to Esperance, Dr. Alila served as Senior Vice President of Drug Development at Protalex, Inc., where he led the development of a drug currently in clinical trials for treatment of autoimmune diseases. He was previously Vice President of Product Development at Cell Pathways, Inc., where he was responsible for the development cancer drugs, and a director of Biology/pharmacology at GeneMedicine, Inc., where he led product development of gene medicines. He also held several research, product development and management positions at SmithKline Beecham Pharmaceuticals. He obtained his Ph.D. in physiology and immunology from Cornell University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2022.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Melton and Dr Wilson with Dr Wilson serving as the chairman. The functions of the nominating and governance committee will include:

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)(4)		Total Compensation ($)
Brian S. John(1)(5)	2022	$250,000	$293,122	$		$	$		$543,122
Chief Executive Officer	2021	$200,000	$43,122		$33,333	$		$20,000	$296,455

Richard Miller(2)	2022	$175,000	$218,122	$		$	$		$393,172
Former Chief Compliance Officer	2021	$151,042	$43,122		$16,667	$		$20,000	$124,000

Dr. Glynn Wilson(3)(5)	2022	$150,000	$150,000	$		$	$		$300,000
Chairman of the Board and Chief Science Officer	2021	$—	$—		$200,000	$		$20,000	$204,000

1.	Mr. John was appointed as Chief Executive Officer on October 28, 2018.
2.	Mr. Miller is no longer an officer of the Company.
3.	Dr. Wilson was appointed as a director in November 2018 and as Chairman on October 15, 2019.
4.	Each were paid $20,000 in Director fees in 2022.
5.	Mr. Brian and Dr. Wilson both received 1,050,000 5-year options to purchase the Company’s common stock at an exercise price of $0.84 and $0.76 per share, respectively. The options are “out-of-the-money” and no value is reflected in the table.

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

Stock Incentive Plan

On September 14, 2022, and December 22, 2022, our Board of Directors and majority shareholders, respectively, approved the Jupiter Wellness, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), to be administered by the our Compensation Committee. Pursuant to the 2022 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2022 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the 2022 Plan, a maximum of 4,000,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2022 Plan.

On July 27, 2021 and December 14, 2021, our Board of Directors and majority shareholders, respectively, approved the Jupiter Wellness, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), to be administered by the our Compensation Committee. Pursuant to the 2021 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2021 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the 2021 Plan, a maximum of 3,500,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2021 Plan.

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

There were no outstanding equity awards as of December 31, 2022.

Director Compensation

The following table sets forth the amounts paid to Directors during the years ended December 31, 2022 and 2021.

Directors	2022	2021
Brian John	$-	20,000
Dr. Skender Fani	$20,000	0
Glynn Wilson	$-	20,000
Hector Alila	$20,000	20,000
Nancy Torres Kaufman	$20,000	20,000
Christopher Melton	$20,000	20,000
Gary Herman	$20,000	-
	$100,000	100,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group beneficially owning more than 5% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of March 31, 2023. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Jupiter Wellness, Inc., 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477.

	Shares of		% of Shares of
	Common Stock		Common Stock
	Beneficially		Beneficially
Name of Beneficial Owner	Owned		Owned
Directors and Officers:

Brian S. John
Chief Executive Officer and Director	4,945,050		14,21%

Doug McKinnon
Chief Financial Officer	1,311,194		3.77%

Richard Miller
Beneficial 5% owner	1,638,294		4.71%

Glynn Wilson
Chairman and Head of Research and Development	3,086,194		8.87%

Dr. Hector Alila
Director	174,990	(1)	0.49%

Nancy Kaufman
Director	95,000	(2)	0.27%

Christopher Melton
Director	141,000	(3)	0.41%

Skender Fani	50,000	(4)	0.41%
Director

All officers and directors (8 persons)	11,613,722		33.38%

*The shares of common stock are owned by BBBY Ltd. of which Mr. Young is a beneficiary.

(1) Includes 1744,990 shares issuable upon exercise of options.

(2) Includes 95,000 shares issuable upon exercise of options.

(3) Includes 141,000 shares issuable upon exercise of options.

(4) Includes 141,000 shares issuable upon exercise of options.

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

As a result, at December 31, 2022, JWSL holds 1,437,500 Founders shares of JWAC and 288,830 Private Placement Units of JWAC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees totaling $90,000 and $60,075 were paid to M&K CPAS during the year ended December 31, 2022 and 2021, respectively.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of April 3, 2023.

Jupiter Wellness Inc.

By:	/s/ Brian S. John
Brian S. John
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian S. John	Director and Chief Executive Officer (principal executive officer)	April 3, 2023
Brian S. John

/s/ Douglas O. McKinnon	Chief Financial Officer (principal financial and accounting officer)	April 3, 2023
Douglas O. McKinnon

/s/ Glynn Wilson	Chairman and Chief Science Officer	April 3, 2023
Dr. Glynn Wilson

/s/ Dr. Skender Fani	Director	April 3, 2023
Dr. Skender Fani

/s/ Dr. Hector Alila	Director	April 3, 2023
Dr. Hector Alila

/s/ Christopher Marc Melton	Director	April 3, 2023
Christopher Marc Melton

/s/ Nancy Torres Kaufman	Director	April 3, 2023
Nancy Torres Kaufman

/s/ Gary Herman	Director	April 3, 2023
Gary Herman

JUPITER WELLNESS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jupiter Wellness, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jupiter Wellness, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered net losses from operations in current and prior periods and has a working capital deficiency, as a result of obligations becoming due within one year, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Investments

As discussed in the notes to the financial statements, the Company has an equity method investment in an unconsolidated entity.

Auditing management’s valuation of the assets and analysis of the classification of the investment and potential impairment involves significant judgements and estimates.

To evaluate the appropriateness of the Company’s classification of the investment and analysis of impairment, we evaluated management’s significant judgments and estimates.

Other Assets

As discussed in the notes to the financial statements, the Company issued a note receivable to an unrelated party for future acquisitions that had not closed as of period end.

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

Houston, TX

April 3, 2023

Condensed Consolidated Balance Sheets

As of December 31, 2022 and 2021

	Year ended	Year ended
	December 31,	December 31,
	2022	2021

Assets
Cash	$1,931,068	$11,754,558
Inventory	441,404	304,266
Account receivable	647,530	695,319
Prepaid expenses and deposits	814,114	617,302
Investment in affiliates	2,917,373	2,908,300
Total current assets	6,751,489	16,279,745

Right of use assets	643,977	797,311
Intangible assets, net	291,533	364,417
Intellectual property	-	375,000
Goodwill	941,937	941,937
Fixed assets, net	61,827	109,055
Total assets	$8,690,763	$18,867,465

Liabilities and Shareholders’ Equity

Accounts Payable	$1,927,188	$1,242,928
Convertible notes, net of discounts	2,000,000	-
Current portion of lease liability	164,170	118,102
Accrued liabilities	366,619	160,508
Covid - 19 SBA Loan	47,533	47,547
Total current Liabilities	4,505,510	1,569,085

Long-term portion lease liability	519,659	695,961
Total liabilities	5,025,169	2,265,046

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding Common stock, $.001 par value, 100,000,000 shares authorized, of which 22,388,888 and 24,046,001 shares issued and outstanding as of December 31, 2022 and 2021	22,339	24,046
Additional paid-in capital	53,763,929	51,668,019
Common stock payable	477,000	285,000
Accumulated deficits	(50,597,674)	(35,374,646)
Total Shareholders’ Equity	3,665,594	16,602,419

Total Liabilities and Shareholders’ Equity	$8,690,763	$18,867,465

The accompanying notes are an integral part of these unaudited financial statements.

Condensed Consolidated Statement of Operations

For the Years Ended December 31, 2022 and 2021

	Years Ended
	December 31,
	2022	2021
Revenue
Sales	$6,196,743	$2,876,273
Cost of Sales	5,170,386	2,340,788
Gross profit	1,026,357	535,485

Operating expense
General and administrative expenses	12,516,279	17,306,651
Impairment of Intangibles	1,450,000	300,000
Impairment of Secured Promissory Note	1,000,000	10,000,000
Total operating expenses	14,966,279	27,606,651
Other income / (expense)
Interest income	1,718	7,323
Interest expense	(1,286,368)	(1,736,106)
Other income / (expense)	1,544	699,704
Total other income (expense)	(1,283,106)	(1,029,079)

Net (loss)	$(15,223,028)	$(28,100,245)

Net (loss) per share:
Basic	$(0.69)	$(1.69)

Weighted average number of shares
Basic	22,106,703	16,603,788

The accompanying notes are an integral part of these unaudited financial statements.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2022 and 2021

					Common	Additional
	Treasury Shares		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total

Balance, December 31, 2020	-	-	10,655,833	$10,656	$-	$11,657,286	$(7,274,401)	$4,393,541

Common stock issued in public offering	-	-	11,066,258	11,066	-	28,307,248	-	28,318,314
Common Stock issued for intellectual property	-	-	125,175	125	-	524,875	-	525,000
Common stock issued upon conversion of notes	-	-	186,832	187	-	560,309	-	560,496
Common stock issued for services	-	-	1,789,496	1,790	285,000	4,054,193	-	4,340,983
Common stock issued upon exercise of cashless options	-	-	222,407	222	-	(222)	-	-
Contributed capital	-	-	-	-	-	70,818	-	70,818
Fair value of Stock options granted to Officers and Directors	-	-	-	-	-	5,046,982	-	5,046,982
Fair value of warrants and beneficial conversion feature in connection with convertible promissory Notes	-	-	-	-	-	1,446,530	-	1,446,530
Net Loss	-	-	-	-	-	-	(28,100,245)	(28,100,245)
Balance, December 31, 2021	-	-	24,046,001	$24,046	$285,000	$51,668,019	$(35,374,646)	$16,602,419
Shares issued for services	-	-	925,000	925	-	861,200	-	862,125
Treasury shares purchased	2,825,617	(2,880,045)	(2,825,617)	(2,825)		2,825	-	(2,880,045)
Treasury shares cancelled	(2,825,617)	2,880,045	-	-	-	(2,880,045)	-	-
Shares issued in connection with convertible promissory note	-	-	250,000	250	-	277,250	-	277,500
Fair value of warrants issued and issue discounts with convertible note	-	-	-	-	-	1,644,184	-	1,644,184
Stock options issued for services	-	-	-	-	-	142,169	-	142,169
Management common shares cancelled	-	-	(56,496)	(57)	-	57	-	-
Common stock to be issued for services	-	-	-	-	192,000	-	-	192,000
Fair value of Stock options granted to Officers and Directors	-	-	-	-		2,048,270	-	2,048,270
Net Loss	-	-	-	-	-	-	(15,223,028)	(15,223,028)
Balance, December 31, 2022	-	$-	22,338,888	$22,339	$477,000	53,763,929	$50,597,674)	$3,665,594

The accompanying notes are an integral part of these financial statements.

Condensed Consolidated Statement of Cash Flows

For the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(15,223,028)	$(28,100,245)
Stock Based compensation	3,244,564	9,387,965
Fair value of warrants issued for loan extension	937,209	-
Depreciation & Amortization	95,805	187,917
Amortization of debt discount	1,104,477	1,604,030
Amortization of intangible asset	425,000	-
Gain on sale of asset	(3,702)	-
Gain on extinguishment of debt	-	(34,499)
Bad debt expense	-	7,513
Gain on settlement	-	(669,200)
Intangible asset impairment	1,450,000	300,000
Impairment of secured promissory note	1,000,000	10,000,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Due from third party	-	-
Prepaid expenses and deposits	(196,812)	(447,721)
Right of Entry asset	153,334	102,252
Accounts receivable	47,789	(401,398)
Inventory	(137,138)	(78,342)
Accounts payable	684,260	554,093
Accrued liabilities	152,536	81,471
Lease liability	(130,234)	(86,481)
Legal fees	-	25,000
Net cash (used in) operating activities	(6,395,942)	(7,567,645)

Cash flows from investing activities:
Purchase of fixed assets	(14,991)	(88,297)
Cash paid for Intellectual property	-	(150,000)
Cash loaned to affiliate	-	(2,908,300)
Cash loaned to a third party	(1,000,000)	(10,000,000)
Cash paid for research agreement	(1,500,000)
proceeds from sale of asset	43,000
Net cash (used in) investing activities	(2,471,991)	(13,146,597)

Cash flows from financing activities:
Proceeds from public offering	-	28,318,314
Proceeds from convertible debt	1,880,000	2,967,500
Repayment of convertible debt	-	(3,150,000)
Capital contribution	-	70,818
Purchase of Treasury Stock	(2,880,045)	-
Loan to affiliate	(9,073)	-
Borrowing on debt	241,272	-
Payment on debt	(187,711)	-
Net cash (used in) provided by financing activities	(955,557)	28,206,632

Net increase (decrease) in cash and cash equivalents	(9,823,490)	7,492,390

Cash and cash equivalents at the beginning of the period	11,754,558	4,262,168

Cash and cash equivalents at the end of the period	$1,931,068	$11,754,558
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash items:
Common stock issued in connection with promissory notes	$277,500	$560,496
Fair value of warrants issued and beneficial conversion feature in connection with convertible promissory notes	$706,977	$1,446,530
Cancellation of shares issued to management	$57	$-
Treasury shares cancelled	$2,880,045	$-
Cashless exercise of options	$-	$222
Initial ROU asset and lease liability	$-	$870,406
Fair value of shares issued for capitalized intellectual property	$-	$525,000

The accompanying notes are an integral part of these unaudited financial statements

Notes to Financial Statements

For the Years Ended

December 31, 2022 and 2021

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

Going Concern Consideration

As of December 31, 2022 and 2021, the Company had an accumulated deficits of $50,597,674 and $35,374,646, respectively, and cash flow used in operations of $6,395,942 and $7,567,645 for the years ended December 31, 2022 and 2021. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. As of December 31, 2022, the Company had $1,931,068 in cash and working capital of $2,245,979. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2022.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the year ended December 31, 2022, The Company determined that certain of our inventory items were either slow moving, expired or discontinued. As a result, the Company write-off a total of $152,432 consisting of raw materials of $23,623, finished goods of $123,094 and packaging of $5,715.

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

	For the Years
	Ended December 31,
	2022	2021
Numerator:
Net (loss)	$(15,223,028)	$(28,100,245)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	22,106,703	16,603,788
Denominator for diluted earnings per share	22,106,703	16,603,788
Basic (loss) per share	$(0.69)	$(1.69)
Diluted (loss) per share	$(0.69)	$(1.69)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. At December, 2022 and 2021, the Company has recognized no additional allowance for doubtful collections.

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

We conducted our annual impairment tests of goodwill as of December 31, 2022 and 2021. There was no impairment in the years ended December 31, 2022 and 2021.

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

The Company’s evaluation of its long-lived assets resulted in an impairment expense of $1,450,000 and $300,000 during the years ended December 31, 2022 and 2021, respectively.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2022 and 2021 and the cumulative translation gains and losses as of December 31, 2022 and 2021 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,637,117 and $1,079,362 for the years ended December 31, 2022 and 2021, respectively.

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

The Company’s deferred tax asset at December 31, 2022 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $7,110,329 less a valuation allowance in the amount of approximately $7,110,329. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the year ended December 31, 2022.

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

Note 3 - Accounts Receivable

At December 31, 2022 and 2021, the Company had accounts receivable of $647,530 and $695,319.

Note 4 - Prepaid Expenses and Deposits

At December 31, 2022 and 2021, the Company had prepaid expenses and deposits of $ 814,114 and $617,302, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 - Inventory

At December 31, 2022 and 2021, the Company had inventory of $441,404 and $304,266, consisting of finished goods, raw materials and packaging supplies. During the year ended December 31, 2022, The Company determined that certain of our inventory items were either slow moving, expired or discontinued. As a result, the Company write-off a total of $152,432 consisting of raw materials of $23,623, finished goods of $123,094 and packaging of $5,715.

Note 6 – Investment in Affiliate

At December 31, 2021, the Company had invested $2,908,300 in Jupiter Wellness Sponsor LLC (“JWSL”), a limited liability company formed for the sole purpose of sponsorship of Jupiter Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”) and an unconsolidated subsidiary. Mr. Brian John, our CEO, is the managing member of JWSL and Chief Executive Officer of JWAC.

On November 3, 2021, JWAC filed a registration statement (“IPO”) with the Securities and Exchange Commission with an initial funding of $100M. On December 6, 2021 the IPO was deemed effective. The total amount raised in the IPO was $138m. JWAC has a vote scheduled on April 17,2023 on a potential merger.

At December 31, 2022, JWSL holds 1,437,500 Founders shares of JWAC and 288,830 Private Placement Units of JWAC for the benefit of the Company.

At December 31, 2022, the Company also had a $9,073 loan to an affiliate.

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

Amortization for the years ended December 31, 2022 and 2021 was $72,884 and $72,883. The balance of the Intangible Asset (Distribution Agreements) at December 31, 2022 and 2021 was $291,533 and $364,417, respectively.

Licensing agreements

During the year ended December 31, 2021, the Company entered into two licensing agreements for the rights to use certain patented technologies. The Company paid a total of $675,000 for the rights, consisting of $150,000 in cash and $525,000 in shares of the Company’s common stock. In early 2022, the Company terminated one of the licensing agreements and as a result, the company considered the terminated license to be impaired and took a charge to of $300,000 to 2021 earnings. During 2022, the Company evaluated the remaining license agreement and determined that its carrying value had been impaired and took a charge of $375,000 to 2022 earnings. The balance of Intellectual property at December 31, 2022 and 2021 was $0 and $375,000, respectively.

Clinical Research Agreement

During the year ended December 31, 2022, the Company entered into a Clinical Research Agreement to research new treatments for post COVID-19 syndrome and symptoms and other projects which include treatments for respiratory diseases (such as influenza), herpes, eczema, and other skin indications. As of December 31, 2022, the Company had paid $1,500,000 of the approximate $3,000,000 budget. The payments are being amortized over 24 months, the respective term of the research. During 2022, the Company evaluated the remaining research agreement and determined that its carrying value had been impaired and took a charge of $1,075,000 to 2022 earnings The balance at December 31, 2022 was $0.

Note 9 – Financed Insurance Premiums

During the year ended December 31, 2022, the Company financed a total of $241,272 for its General Liability and Director & Officer insurance premiums over the twelve months coverage period. The average interest rate is 9.3%. At December 31, 2022 the outstanding balance had been paid.

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

				Market
	Relative			Price
Reporting	Fair	Term	Exercise	on Grant	Volatility	Risk-free
Date	Value	(Years)	Price	Date	Percentage	Rate
05/10/2021	$1,026,300	5	$6.00	$4.27	299%	0.0080
05/05/2021	$203,532	5	$6.00	$4.21	299%	0.0080
05/19/2021	$62,033	5	$6.00	$4.30	312%	0.0089

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

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date as follows:

			Market
			Price on
	Fair	Term	Exercise	Grant	Volatility	Risk-free
Reporting Date	Value	(Years)	Price	Date	Percentage	Rate

04/20/2022	$1,245,279	5	$2.79	$1.11	281%	0.0287

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the years and ended December 30, 2022:

Balance, December 31, 2020	$525,000
Conversions of Notes	(525,000)
2021 Notes	3,150,000
Cash payments on Notes	(3,150,000
Principal Balance, December 31, 2021	-
2022 Notes	2,000,000
Principal Balance, December 31, 2022	$2,000,000

Total interest expense for the year ended December 31, 2022 totaled $1,286,368 which includes $1,104,477 amortization of the origination shares and warrants discounts in connection with the 2022 Notes.

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

Note 12 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $28,878 under the Federal Paycheck Protection Program (“PPP”) and $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), both of which are administered through the Small Business Administration (“SBA”). Under the guidelines of the PPP, the SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. During 2021, the PPP loans were forgiven, resulting in a gain of $34,499, and the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at December 31, 2022 was $47,533.

Note 13 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. At December 31, 2022 and 2021, there were 22,388,888 and 24,046,001 shares of common stock issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding.

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

Shares issued for services

During the year ended December 31, 2021, the Company entered into twelve Consulting Agreements under the terms of which the Company issued 1,422,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. Additionally, the Company issued 367,496 shares of its common stock to employees. The Company recognized a total of $4,340,983 as stock-based compensation in the year ended December 31, 2021.

Shares issued for Intellectual Property

During the year ended December 31, 2021, the Company entered into two license agreements for the use of certain patented technology under the terms of which the Company issued a total of 125,175 shares of its common stock valued at a total of $525,000 and paid an additional $150,000 in cash. The total $675,000 is carried as Intellectual properties on the balance sheet of the Company. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. These agreements were determined to be impaired and $375,000 and $300,000 were written of in the years ended December 31, 2022 and 2021, respectively.

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

Year ended December 31, 2022 issuances and cancellations:

Shares issued for services

During the year ended December 31, 2022, the Company entered into six Investor Relations Consulting Agreement under the terms of which the Company agreed to issue 925,000 shares of its common stock. The shares were valued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. The Company recognized a total of $1,054,125 as stock-based compensation during the year ended December 31, 2022 for these issuances. As of December 31, 2022, the Company had not issued 300,000 of these shares which are included in common stock payable.

Treasury Shares

In November 2021, the Company engaged Oppenheimer & Co. to repurchase shares of the Company’s common stock from the public market. At December 31, 2021, Oppenheimer had not repurchased any of the Company’s securities and as of December 31, 2022 Oppenheimer had purchased 2,825,617 shares of the Company’s common stock at a total costs of $2,880,045 (average of $1.02 per share). As of December 31, 2022, the Company had cancelled all of the repurchased shares.

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

The following table sets forth the issuances of the Company’s shares of common stock for the years ended December 31, 2022 and 2020 as follows:

Balance December 31, 2020	10,655,833
Conversion of Promissory Notes	186,832
Exercise of stock options	222,407
Stock based compensation	367,496
Consulting Services Shares	1,422,000
Intellectual property	125,175
Public offering	11,066,258
Balance December 31, 2021	24,046,001
Shares issued for services	925,000
Loan origination shares for promissory note	250,000
Shares repurchased from the market	(2,825,617)
Management shares cancelled	(56,496)
Balance December 31, 2022	22,338,888

Common Stock Payable

During the year ended 2021, the Company entered into two consulting agreement which call for a cash component and a stock component. At December 31, 2021 the Company had accrued $285,000 of stock payable. During the year ended December 31, 2022, the Company entered into another similar consulting agreement and accrued an additional $192,000 for a total of $477,000 of stock payable relating to the agreements.

Note 14 - Warrants and Options

Warrants

Convertible Note Warrants: During the year ended December 31, 2022, the Company issued a total of 2,260,000 warrants with an exercise price of between $1.00 and $2.79 and five year terms in connection with two convertible promissory notes, and during 2021 in connection with the issuance of three convertible promissory notes, the Company issued 525,000 warrants with an exercise price of $6.00 and five-year term (see Note 10).

				Market
	Relative			Price
	Fair	Term	Exercise	on Grant	Volatility	Risk-free
Reporting Date	Value	(Years)	Price	Date	Percentage	Rate
5/5/2021-5/19/21	$1,888,495	5	$6.00	$4.26	299%	0.0080
04/20/22	$706,977	5	$2.79	$1.11	281%	0.0287
11/11/22	$937,207	5	$1.00	$1.28	322%	0.0432

Public Offering Warrants: In connections with the Company’s public offering (see Note 13), the Company issued 11,607,142 warrants to the purchasers of the common stock, exercisable immediately at an exercise price of $2.79 and 442,650 warrants to the underwriter immediately exercisable at $3.50.

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
7/26/2021	$20,921,265	5	$2.79	$2.03	331%	0.0033
7/26/2021	786,395	5	$3.50	$2.03	331%	0.0033

The following tables summarize all warrants outstanding as of December 31, 2022 and 2021, and the related changes during the period.

Exercise price is the weighted average for the respective warrants and end of period.

	Number of	Exercise
	Warrants	Price
Stock Warrants
Balance at December 31, 2020	1,123,333	$8.30
Warrants issued in connection with Convertible Notes (see note 7)	525,000	6.00
Warrants issued in connection with the Public offering	12,049,792	2.82
Balance at December 31, 2021	13,698,125	3.24

Warrants issued in connection with Convertible Notes (see note 7)	1,460,000	2.79
Warrants issued in connection with Convertible Notes	800,000	1.00
Balance at December 31, 2022	15,958,126	$3.19

Warrants Exercisable at December 31, 2022	15,958,126	$3.19

Options

During the year ended December 31, 2021, the Company issued a total of 4,383,950 options with an exercise price between $0.25 and $5.59 each with a three-year term to its Officers and Directors and during the year ended December 2022, the Company issued a total of 3,250,000 options with an exercise price of $0.76 each with a three-year term to its Officers, Directors, and employees.

During the year ended December 31, 2022 the Company entered into an Investor Relations Consulting Agreement under the terms of which the Company issued 300,000 two-year options, immediately vested, with an exercise price of $1.00. The Company recorded an expense of $142,169 in connection with this issuance.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

				Market
	Number			Price
	of	Term	Exercise	on Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
			$0.25-	$3.78-
1/01/21 – 6/30/21	306,730	3	5.59	5.59	148% - 209%	$1,244,179
7/1/21-9/30/21	777,220	5	$1.77	$1.58	127%	$816,158
10/01/21 – 12/31/21	3,300,000	3	$1.30	$1.30	129%	$2,983,393
01/01/22	300,000	2	$1.00	$0.80	126%	$142,169
12/30/2022	3,250,000	3	$0.76	0.76	166%	$2,026,122

During the year ended December 31, 2022, the Company cancelled a total of 211,000 options to management and reallocated these to cover shares of the Company’s stock to be issued under the Company’s Incentive Stock Plan.

During the year ended December 31, 2022, the Company recognized $2,048,270 as compensation expense related to the option grants. At December 31, 2022 and 2021, the Company had 8,134,280 and 4,584,280 options outstanding, respectively.

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

	Number of			Market Price on
Reporting	Options	Term	Exercise	Grant	Volatility	Fair
Date	Granted	(Years)	Price	Date	Percentage	Value
2/21/20	250,000	5	$1.00	$1.00	77%	$156,612

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at December, 2022 were ROU of $643,977 and $797,311. At December 31, 2022, the current portion of the lease liability was $164,170 and non-current portion of the lease liability was $519,659. Additionally, the Company recognized accreted interest expense of $60,626 and rent expense of $231,790 for the lease during the year ended December 31, 2022.

Legal Proceedings

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleged that Mr. Koch and the other defendants were attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserted that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, Mr. Koch and Bedford Investment Partners, LLC (together, the “Koch Parties”) filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit, and claiming damages of over $10 million. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants’ counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted and all counterclaims were dismissed with prejudice, except the breach-of-contract and unjust enrichment claims. On June 04, 2021 the Koch Parties filed a Second Amended Counterclaim, re-alleging their previous breach-of-contract and unjust enrichment counterclaims. On June 25, 2021, the Company filed a motion to dismiss defendants’ Second Amended Counterclaim, which the parties briefed in summer 2021. On February 14, 2022, the court dismissed all of the Koch Parties’ counterclaims except to the extent that they alleged unjust enrichment against Jupiter and Mr. John. On March 22, 2022, the Parties engaged in a Settlement Conference before The Honorable Sarah L. Cave, which did not resolve the case. On March 25, 2022, The Honorable Lewis J. Liman granted Jupiter and Mr. John permission to move for summary judgment dismissing the Koch Parties’ unjust enrichment counterclaim; the parties briefed that motion in spring 2022. On January 30, 2023, Judge Liman largely granted Jupiter and Mr. Koch’s motion, eliminating all of the Koch Parties’ remedy theories except for their restitution claim for transferring the domain www.cbdbrands.net to Jupiter. In doing so, Judge Liman suggested that a jury could find that the Koch Parties would be fully compensated if the parties simply unwound the domain transfer, or that the jury might quantify the website’s value by looking to the amounts that the Koch Parties had paid for other, similar websites: between $12.17 and $65.98. After Judge Liman issued this order, the Parties settled all claims and Jupiter and Mr. John filed a proposed order of dismissal of all claims with prejudice. Under the order, Jupiter did not pay any amount in settlement of the claims. On February 17, 2023, Judge Liman so-ordered that proposed order and closed the case.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 18 – Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol (CBD) based skin and wellness care and therapeutic products and (ii) sales of merchandise sold to theme parks. Sales of the theme park merchandise are made through the Company’s wholly owned subsidiary SRM Entertainment, Inc. Condensed financial information for years ended December 31, 2022 and 2021 follow;

		2022	2021
Jupiter Wellness	Revenue	$120,627	$183,142
	Cost of Sales	325,169	203,089
	Gross Profit (Loss)	$(204,542)	$(19,947)

SRM Entertainment	Revenue	$6,076,116	$2,693,131
	Cost of Sales	4,845,217	2,137,699
	Gross Profit (Loss)	$1,230,899	$555,432

Combined	Revenue	$6,196,743	$2,876,273
	Cost of Sales	5,170,386	2,340,788
	Gross Profit (Loss)	$1,026,357	$535,485

Note 19 - Subsequent Events

PIPE Agreement

On January 19, 2023, Jupiter Wellness, Inc., (the “Company”) entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share , with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering.

RD Agreement

On January 19, 2023, The Company entered into a Securities Purchase Agreement (the “RD Agreement”) with certain purchasers, pursuant to which on January 23, 2023, 4,315,787 shares of common stock, par value $0.001 (the “Common Stock”), at a price of $0.70 per share were issued to the purchasers (the “RD Offering”).

The aggregate purchase price for the purchase of one share, one 3-year warrant and one 5-year warrant was $0.95. The gross proceeds to the Company from both the PIPE Offering and the RD Offering was approximately $4.1 million and net proceeds to the Company after all related expenses was approximately $3,500,000.

Registration Rights Agreement

On January 19, 2023, the Company also entered into a Registration Rights Agreement with the Purchasers, (the “Registration Rights Agreement” and together with the PIPE Agreement and the RD Agreement the “Agreements”), requiring the Company to register the securities issued under the PIPE Agreement. Pursuant to the Rights Registration Agreement, the Company has agreed to file one or more registration statements with the SEC covering the registration of the shares of Common Stock issuable upon exercise of the Common Warrants.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2022 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

