Form 10-Q
period 2023-03-31
Jupiter Wellness, Inc.
filed 2023-05-12
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, there were 26,654,675 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements

Jupiter Wellness, Inc.

Page

Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022 (Audited)	F-2
Condensed Consolidated Statements of Operations for the Three-Months Ended March 31, 2023 and 2022 (Unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three-Months Ended March 31 2023 (Unaudited) and year ended December 31, 2022 (Audited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2023 and 2022 (Unaudited)	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6

Jupiter Wellness, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

	Three Months Ended	Year ended
	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Cash	$3,737,259	$1,931,068
Inventory	265,878	441,404
Account receivable	860,724	647,530
Prepaid expenses and deposits	909,521	814,114
Investment in affiliates	3,231,123	2,917,373
Total current assets	9,004,505	6,751,489

Right of use assets	603,918	643,977
Intangible assets, net	273,312	291,533
Goodwill	941,937	941,937
Fixed assets, net	82,941	61,827
Total assets	$10,906,613	$8,690,763

Liabilities and Shareholders’ Equity

Accounts Payable	$1,817,116	$1,927,188
Convertible notes, net of discounts	2,000,000	2,000,000
Current portion of lease liability	185,850	164,170
Accrued liabilities	585,042	366,619
Covid - 19 SBA Loan	49,416	47,533
Total current Liabilities	4,637,424	4,505,510

Long-term portion lease liability	461,094	519,659
Total liabilities	5,098,518	5,025,169

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, of which 26,654,675 and 22,338,888 shares issued and outstanding as of March 31, 2023 and December 31, 2022	26,655	22,339
Additional paid-in capital	57,210,288	53,763,929
Common stock payable	477,000	477,000
Accumulated deficits	(51,905,848)	(50,597,674)
Total Shareholders’ Equity	5,808,095	3,665,594

Total Liabilities and Shareholders’ Equity	$10,906,613	$8,690,763

The accompanying notes are an integral part of these unaudited financial statements.

Jupiter wellness, Inc.

Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue
Sales	$1,121,676	$721,629
Cost of Sales	875,031	604,418
Gross profit	246,645	117,211

Operating expense
General and administrative expenses	1,496,537	1,978,933
Impairment of Secured Promissory Note	-	1,000,000
Total operating expenses	1,496,537	2,978,933
Other income / (expense)
Interest income	369	5,389
Interest expense	(58,552)	(26,102)
Other income / (expense)	(99)	(37,340)
Total other income (expense)	(58,282)	(58,053)

Net (loss)	$(1,308,174)	$(2,919,775)

Net (loss) per share:
Basic	$(0.05)	$(0.13)

Weighted average number of shares
Basic	25,551,752	23,134,059

The accompanying notes are an integral part of these unaudited financial statements.

Jupiter wellness, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2023 (Unaudited) and

Years Ended December 31, 2022 (Audited)

					Common	Additional
	Treasury Shares		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2021	-	-	24,046,001	$24,046	$285,000	$51,668,019	$(35,374,646)	$16,602,419
Shares issued for services	-	-	925,000	925	-	861,200	-	862,125
Treasury shares purchased	2,825,617	(2,880,045)	(2,825,617)	(2,825)		2,825	-	(2,880,045)
Treasury shares cancelled	(2,825,617)	2,880,045	-	-	-	(2,880,045)	-	-
Shares issued in connection with convertible promissory note	-	-	250,000	250	-	277,250	-	277,500
Fair value of warrants issued and issue discounts with convertible note	-	-	-	-	-	1,644,184	-	1,644,184
Stock options issued for services	-	-	-	-	-	142,169	-	142,169
Management common shares cancelled	-	-	(56,496)	(57)	-	57	-	-
Common stock to be issued for services	-	-	-	-	192,000	-	-	192,000
Fair value of Stock options granted to Officers and Directors	-	-	-	-	-	2,048,270	-	2,048,270
Net Loss	-	-	-	-	-	-	(15,223,028)	(15,223,028)
Balance, December 31, 2022	-	$-	22,338,888	$22,339	$477,000	$53,763,929	$(50,597,674)	$3,665,594

Common Stock issued in Public Offering	-	-	4,315,787	4,316	-	3,446,359	-	3,450,675
Net Loss			-	-	-	-	(1,308,174)	(1,308,174)
Balance, March 31, 2023	-	-	26,654,675	$26,655	$477,000	$57,210,288	$(51,905,848)	$5,808,095

The accompanying notes are an integral part of these financial statements.

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(1,308,174)	$(2,919,775)
Stock Based compensation	-	105,000
Depreciation & Amortization	23,186	25,378
Impairment of note receivable	-	1,000,000
Bad debt expense	-	2,266
Gain on Settlement

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	(95,407)	(316,065)
Right of Entry asset	40,059	37,401
Accounts receivable	(213,194)	344,368
Inventory	175,526	(168,868)
Accounts payable	(110,072)	(754,688)
Accrued liabilities	55,534	(38,864)
Lease liability	(36,885)	(29,025)
Net cash (used in) operating activities	(1,469,427)	(2,712,872)

Cash flows from investing activities:
Proceeds from sale of asset	-	43,000
Cash paid for third party loan	-	(1,000,000)
Cas paid for purchase of fixed assets	(26,079)	(4,285)
Net cash provided by financing activities	(26,079)	(961,285)

Cash flows from financing activities:
Proceeds from public offering	3,450,675	-
Cash paid for treasury stock	-	(2,133,167)
Borrowings on debt	199,097	241,272
Loans to affiliates	(313,750)	-
Principal payment on debt	(34,325)	(42,948)
Net cash (used in) investing activities	3,301,697	(1,934,843)

Net (decrease) in cash and cash equivalents	1,806,191	(5,609,000)

Cash and cash equivalents at the beginning of the period	1,931,068	11,754,558

Cash and cash equivalents at the end of the period	$3,737,259	$6,145,558
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash items:

The accompanying notes are an integral part of these unaudited financial statements.

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2023 and

Year Ended December 31, 2022

Note 1 - Organization and Business Operations

Jupiter Wellness is committed to supporting health and wellness by developing innovative solutions to a range of conditions. We take pride in our research and development of over-the-counter (OTC) products and intellectual property, which aim to address some of the most prevalent health and wellness concerns today. Our product pipeline includes a diverse range of products, such as hair loss treatments, eczema creams, vitiligo solutions, and psoriasis products, that cater to different health and wellness needs. We are dedicated to staying up-to-date with the latest scientific research and technology, ensuring that our products are effective, safe, and meet the highest industry standards.

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

Going Concern Consideration

As of March 31, 2023 and December 31, 2022, the Company had an accumulated deficits of $51,905,848 and $50,597,674, respectively, and cash flow used in operations of $1,469,427, for the quarter ended March 31, 2023 and $6,395,942 and $7,567,645 for the years ended December 31, 2022 and 2021. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. As of March 31, 2023 and December 31, 2022, the Company had $3,737,259 and $1,931,068, respectively, in cash and working capital of $4,367,081 and $2,245,979, respectively. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2023 or December 31, 2022.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the three months ended March 31, 2023, the Company had no write-downs or write-offs. During the year ended December 31, 2022, the Company determined that certain of our inventory items were either slow moving, expired or discontinued. As a result, the Company wrote-off a total of $152,432 of inventory, consisting of raw materials of $23,623, finished goods of $123,094 and packaging of $5,715 for the year ended December 31, 2022.

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

	For the Three Months
	Ended March 31,
	2023	2022
Numerator:	$(1,308,174)	$(2,919,775)
Net (loss)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	25,551,752	23,134,059
Denominator for diluted earnings per share	25,551,752	23,134,059
Basic (loss) per share	$(0.05)	$(0.13)
Diluted (loss) per share	$(0.05)	$(0.13)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Revenue Recognition

The Company generates its revenue from the sale of its products directly to the end user or through a distributor (collectively the “customers”).

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the three months ended March 31, 2023 and year ended December 31, 2022, the Company recognized no allowance for doubtful collections.

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

We conducted an evaluation of our goodwill as of March 31, 2023 and December 31, 2022 and there was no impairment in the three months ended March 31, 2023 and the year ended December 31, 2022.

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

The Company’s evaluation of its long-lived assets resulted in an impairment expense of $1,450,000 during the year ended December 31, 2022 and no impairment during the three months ended March 31, 2023.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Cumulative gains and losses from foreign currency transactions and translation for the three-months ended March 31, 2023 and the year ended December 31, 2022 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $33,148 and $103,025 for the three-months ended March 31, 2023, and 2022, respectively.

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

Note 3 - Accounts Receivable

At March 31, 2023 and December 31, 2022, the Company had accounts receivable of $860,724 and $647,530, respectively.

Note 4 - Prepaid Expenses and Deposits

At March 31, 2023 and December 31, 2022, the Company had prepaid expenses and deposits of $909,521 and $814,114, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 - Inventory

At March 31, 2023 and December 31, 2022, the Company had inventory of $265,878 and $441,404, consisting of finished goods, raw materials and packaging supplies.

Note 6 – Investment in Affiliate

At December 31, 2022, the Company had invested $2,908,300 in Jupiter Wellness Sponsor LLC (“JWSL”), a limited liability company formed for the sole purpose of sponsorship of Jupiter Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”) and an unconsolidated subsidiary. Mr. Brian John, our CEO, is the managing member of JWSL and Chief Executive Officer of JWAC. During the three months ended March 31, 2023, the Company loaned an additional $300,000 to JWAC to cover costs related to the shareholder meeting regarding the approval of a proposed merger (see Note 16 – Subsequent Event).

On November 3, 2021, JWAC filed a registration statement (“IPO”) with the Securities and Exchange Commission with an initial funding of $100M. On December 6, 2021 the IPO was deemed effective. The total amount raised in the IPO was $138,000,000.

At March 31, 2023, JWSL holds 1,437,500 Founders shares of JWAC and 288,830 Private Placement Units of JWAC for the benefit of the Company.

At March 31, 2023 and December 31, 2022, the Company also had loans totaling $22,823 and $9,073, respectively, to an affiliate.

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

Note 8 - Intangible Assets

SRM Entertainment

In connection with the acquisition of SRM Entertainment, Limited (see Note xx below), the Company allocated the purchase price to intangible assets as follows:

Distribution Agreements	$437,300
Goodwill	941,937
$1,379,237

The Distribution Agreements have an estimated life of six years and Goodwill has an indefinite life and will be reviewed at each subsequent reporting period to determine if the assets have been impaired.

Amortization for the three months ended March 31, 2023 and 2022 was $18,221 and $18,221, respectively. The balance of the Intangible Assets at March 31, 2022 and December 31, 2021 attributable to SRM totals $273,312 and $291,533, respectively.

Licensing agreements

During the year ended December 31, 2021, the Company entered into two licensing agreements for the rights to use certain patented technologies. The Company paid a total of $675,000 for the rights, consisting of $150,000 in cash and $525,000 in shares of the Company’s common stock. In early 2022, the Company terminated one of the licensing agreements and as a result, the company considered the terminated license to be impaired and took a charge of $300,000 to 2021 earnings. During 2022, the Company evaluated the remaining license agreement and determined that its carrying value had been impaired and took a charge of $375,000 to 2022 earnings. The balance of Intellectual property at March 31, 2023 and December 31, 2022 was $0.

Clinical Research Agreement

During the year ended December 31, 2022, the Company entered into a Clinical Research Agreement to research new treatments for post COVID-19 syndrome and symptoms and other projects which include treatments for respiratory diseases (such as influenza), herpes, eczema, and other skin indications. As of December 31, 2022, the Company had paid $1,500,000 of the approximate $3,000,000 budget. The payments were being amortized over 24 months, the respective term of the research. During 2022, the Company evaluated the remaining research agreement and determined that its carrying value had been impaired and took a charge of $1,075,000 to 2022 earnings. The balance at December 31, 2022 was $0.

Note 9 – Accrued Liabilities

At March 31, 2023 and December 31, 2022, the Company had accrued liabilities totaling $585,042 and $366,619, respectively, consisting of $149,918 and $110,905 of accrued interest on convertible notes, $148,552 and $130,000 in accrued commissions, $164,772 and $0 in Financed Insurance Premiums as described below, and other accrues liabilities of $121,800 and $125,714, respectively.

Financed Insurance Premiums

During the three months ended March 31, 2023, the Company financed a total of $199,097 for its General Liability and Director & Officer insurance premiums over the twelve month coverage period. The average interest rate is 13.9%. At March 31, 2023 the outstanding balance was $164,772.

During the year ended December 31, 2022, the Company financed a total of $241,272 for its General Liability and Director & Officer insurance premiums over the twelve month coverage period. The average interest rate is 9.3%. At December 31, 2022 the outstanding balance was $0.

Note 10 - Convertible Notes Payable – Related Parties

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the “Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000 (the “Notes”). In connection with the Notes the Company issued Common Stock Purchase Warrants for 1,100,000 shares and 360,000 shares of the Company’s common stock (the “Warrants”). The Notes originally had a maturity date of October 20, 2022, but has been extended to April 20, 2023. In connection with the Notes, the Company issued a total of 250,000 shares as Origination Shares valued at fair market value of $277,500. There is no beneficial conversion feature since the conversion price is grater then the fair value of the shares.

The Notes have an original issuance discount of five percent (5%), $10,000 in legal fees, an interest rate of eight percent (8%), and a conversion price of $2.79 per share, subject to an adjustment downward if the Company is in default of the terms of the Notes. The Warrants have a five (5) year term, an exercise price of $2.79 per share, have a cashless conversion feature until such time as the shares underlying the Warrants are included in an effective registration and certain anti-dilution protection.

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

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the year and three months ended March 31, 2023:

Principal Balance, December 31, 2021	$-
The Notes	2,000,000
Principal Balance, March 31, 2023 and December 31, 2022	$2,000,000

Interest expense for the three months ended March 31, 2023 on the Notes totals $39,013. Total interest expense for the year ended December 31, 2022, totaled $1,286,368 which includes $1,104,477 amortization of the origination shares and warrants discounts in connection with the Notes.

Note 11 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at March 31, 2023 and December 31, 2022 was $49,416 and $47,533, respectively.

Note 12 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of March 31, 2023 and December 31, 2022, there were 26,654,675 shares of common stock and 22,338,888 shares of common stock issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding.

Year ended December 31, 2022 issuances

Treasury Shares Purchased

In November 2021, the Company engaged Oppenheimer & Co. to repurchase shares of the Company’s common stock from the public market. During the year ended December 31, 2022, the Company purchased 2,825,617 shares of its common stock for $2,880,045 from the public market and cancelled all of these repurchased shares.

Share and warrants issued in connection with convertible debt

During the year ended December 31, 2022, The Company issued 250,000 shares (the “Origination Shares”) in connection with the issuance of two convertible promissory notes (see Note 10 - Convertible Notes Payable) with a total face value of $2,000,000. The Origination Shares were valued at fair market value of $277,500.

Shares issued for services

During the year ended December 31, 2022, the Company entered into six Consulting Agreements under the terms of which the Company issued 925,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. The Company recognized a total of $1,054,125 as stock-based compensation in the year ended December 31, 2022 in connection with these issuances. As of March 31, 2023 and December 31, 2022, the Company had not issued 300,000 of these shares which are included in common stock payable.

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

Three Months ended March 31, 2023 issuances:

Shares issued in Public Offering

Concurrently to the PIPE Agreement and Offering of Stock Warrants (see Note 13 below), the Company entered into a Securities Purchase Agreement (the “RD Agreement”) with certain purchasers, pursuant to which on January 23, 2023, 4,315,787 shares of common stock, par value $0.001 (the “Common Stock”), at a price of $0.70 per share were issued to the purchasers (the “RD Offering”). The Common Stock was issued pursuant to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission (the “Commission”) on September 28, 2022 (File No. 333-267644) and declared effective on November 9, 2022. The aggregate gross proceeds to the Company from both the PIPE Offering and the RD Offering were approximately $4.1 million, with the purchase price of one share, one 3-year warrant and one 5-year warrant as $0.95. The net proceeds were $3,450,675.

The following table sets forth the issuances of the Company’s shares of common stock for the year and three months ended March 31, 2023 as follows:

Balance December 31, 2021	24,046,001
Shares issued for services	925,000
Loan origination shares for promissory note	250,000
Shares repurchased from the market	(2,825,617)
Management shares cancelled	(56,496)

Balance December 31, 2022	22,338,888

Public offering	4,315,787
Balance March 31, 2023	26,654,675

Common Stock Payable

During the year ended 2021, the Company entered into two consulting agreement which call for a cash component and a stock component and during the year ended December 31, 2022, the Company entered into another consulting agreement which called for a cash component and a stock component. At March 31, 2023 and December 31, 2022, the Company had accrued a total of $477,000 in stock payable relating to the consulting agreements.

Note 13 - Warrants and Options

Warrants

Convertible Note Warrants: During the year ended December 31, 2022, the Company issued a total of 2,260,000 warrants with an exercise price of between $1.00 and $2.79 with five-year terms in connection with two convertible promissory notes (see Note 10).

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
04/20/22	$706,977	5	$2.79	$1.11	281%	0.0287
11/11/22	$937,207	5	$1.00	$1.28	211%	0.0432

PIPE Warrants: On January 19, 2023, in a private placement, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share , with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. On February 15, 2023, the Company filed an S-1 Registration Statement (File No. 333-269794) covering the underlying shares of the Warrants. The S-1 is yet to be declared effective.

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
7/24/2021	$2,311,614	3	$1.00	$0.65	287%	0.0388
7/24/2021	$2,602,996	5	$1.00	$0.65	371%	0.0361

The following tables summarize all warrants outstanding as of March 31, 2023 and December 31, 2022, and the related changes during the period.

Exercise price is the weighted average for the respective warrants and end of period.

	Number of	Exercise
	Warrants	Price

Balance at December 31, 2021	13,698,125	$3.24
Warrants issued in connection with Convertible Notes	1,460,000	2.79
Warrants issued in connection with Convertible Notes	800,000	1.00
Balance at December 31, 2022	15,958,126	$3.09
Warrants issued in Public Offering	8,631,574	1.00
Balance at March 31, 2023	24,589,699	$2.36

Warrants Exercisable at March 31, 2022	15,958,126	$3.09
Stock Options

During the year ended December 31, 2022, the Company entered into an Investor Relations Consulting Agreement under the terms of which the Company issued 300,000 two-year options, immediately vested, with an exercise price of $1.00. The Company recorded an expense of $142,169 in connection with this issuance. Additionally, the Company issued a total of 3,250,000 options with an exercise price between $0.76 and $0.84 each with a five-year term to its Officers, Directors, and employees. The Company recorded an expense of $2,048,270 in connection with the Officers’, Directors’, and employees’ issuance.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

					Market
	Number				Price on
Reporting	of	Term	Exercise	Grant	Volatility	Fair
Date	Options	(Years)	Price	Date	Percentage	Value
01/01/22	300,000	2	$1.00	$0.80	126%	$142,169
12/30/2022	3,250,000	5	$0.76 - 0.84	$0.77	166%	$2,048,270

At March 31, 2023 and December 31, 2022, the Company had 8,030,950 options outstanding.

Note 14 - Commitments and Contingencies

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at March 31, 2023 were ROU asset of $603,918, current portion of the lease liability of $185,850 and non-current portion of lease liability of $461,094. At December 31, 2022, the unamortized balances were ROU asset of $643,977, the current portion of the lease liability was $164,170 and non-current portion of the lease liability was $519,659.

Additionally, the Company recognized accreted interest expense of $13,431 and $60,626 and rent expense of $53,490 and $231,790 for the lease during the three months ended March 31, 2023 and year ended December 31, 2022, respectively.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

On August 6, 2020, the Company, Messrs. John and Miller and certain affiliated entities filed a lawsuit in the United States District Court, Southern District of New York against Robert Koch, Bedford Investment Partners, LLC, Kaizen Advisors, LLC and certain other unnamed defendants. The lawsuit alleged that Mr. Koch and the other defendants were attempting to extort the Company and Messrs. John and Miller to issue the defendants shares of the Company’s common stock which they claim are owed to them. The Company asserted that they have no oral or written agreement with Mr. Koch or any of his affiliates that entitle him to shares of the Company’s common stock. The Company’s complaint seeks actual damages in the amount of $5,000,000 and punitive damages in the amount of $5,000,000. In response, Mr. Koch and Bedford Investment Partners, LLC (together, the “Koch Parties”) filed their answer and counterclaim, repeating the same claims that caused the Company to file the lawsuit, and claiming damages of over $10 million. On October 6, 2020, the Company moved for judgment on the pleadings to dismiss the defendants’ counterclaim in its entirety. On April 24, 2021, the Company’s motion was granted, and all counterclaims were dismissed with prejudice, except the breach-of-contract and unjust enrichment claims. On June 04, 2021, the Koch Parties filed a Second Amended Counterclaim, re-alleging their previous breach-of-contract and unjust enrichment counterclaims. On June 25, 2021, the Company filed a motion to dismiss defendants’ Second Amended Counterclaim, which the parties briefed in summer 2021. On February 14, 2022, the court dismissed all of the Koch Parties’ counterclaims except to the extent that they alleged unjust enrichment against Jupiter and Mr. John. On March 22, 2022, the Parties engaged in a Settlement Conference before The Honorable Sarah L. Cave, which did not resolve the case. On March 25, 2022, The Honorable Lewis J. Liman granted Jupiter and Mr. John permission to move for summary judgment dismissing the Koch Parties’ unjust enrichment counterclaim; the parties briefed that motion in spring 2022. On January 30, 2023, Judge Liman largely granted Jupiter and Mr. Koch’s motion, eliminating all of the Koch Parties’ remedy theories except for their restitution claim for transferring the domain www.cbdbrands.net to Jupiter. In doing so, Judge Liman suggested that a jury could find that the Koch Parties would be fully compensated if the parties simply unwound the domain transfer, or that the jury might quantify the website’s value by looking to the amounts that the Koch Parties had paid for other, similar websites: between $12.17 and $65.98. After Judge Liman issued this order, the Parties settled all claims and Jupiter and Mr. John filed a proposed order of dismissal of all claims with prejudice. Under the order, Jupiter did not pay any amount in settlement of the claims. On February 17, 2023, Judge Liman so-ordered that proposed order and closed the case.

Note 15 – Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol (CBD) based skin and wellness care and therapeutic products and (ii) sales of merchandise sold to theme parks. Sales of the theme park merchandise are made through the Company’s wholly owned subsidiary SRM Entertainment, Inc. Condensed financial information for the three-months ended March 31, 2023 and 2022, follow;

		2023	2022
Jupiter Wellness	Revenue	$34,788	$14,524
	Cost of Sales	23,965	12,398
	Gross Profit (Loss)	$10,823	$2,126

SRM Entertainment	Revenue	$1,086,888	$707,105
	Cost of Sales	851,066	592,020
	Gross Profit (Loss)	$2,365,822	$115,085

Combined	Revenue	$1,121,676	$721,629
	Cost of Sales	875,031	604,418
	Gross Profit (Loss)	$246,645	$117,211

Note 16 - Subsequent Events

Jupiter Wellness Acquisition Corp.’s (“JWAC”) filed a Current Report on Form 8-K filed with the Securities Exchange Commission on May 2, 2023. JWAC’s stockholders approved JWAC’s business combination with Chijet Inc., and its affiliates including Chijet Motor Company Inc. (the “Business Combination”), at its Special Meeting of Stockholders held on May 2, 2023. Based on these results, JWAC is striving to meet all necessary closing conditions as described in the Proxy Statement/Prospectus, and if successful, the Company hopes to close the Business Combination by May 15, 2023.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2023 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

SRM Entertainment

On November 30, 2020, we entered into and closed the Exchange Agreement with SRM, a Hong Kong Special Administrative Region of the People’s Republic of China limited company and wholly owned subsidiary of Vinco, and SRM Shareholders, pursuant to which we acquired 100% of the SRM Common Stock from the SRM Shareholders in exchange for 200,000 shares of the Company’s common stock. At the closing of the Exchange Agreement, SRM became a wholly-owned subsidiary of the Company.

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

Recent Developments

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

On January 19, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share , with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. Concurrently to the PIPE Agreement, the Company entered into a Securities Purchase Agreement (the “RD Agreement”) with certain purchasers, pursuant to which on January 23, 2023, 4,315,787 shares of common stock, par value $0.001 (the “Common Stock”), at a price of $0.70 per share were issued to the purchasers (the “RD Offering”). The Common Stock was issued pursuant to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission (the “Commission”) on September 28, 2022 (File No. 333-267644) and declared effective on November 9, 2022. The aggregate gross proceeds to the Company from both the PIPE Offering and the RD Offering were approximately $4.1 million, with the purchase price of one share, one 3-year warrant and one 5-year warrant as $0.95. The net proceeds were $3,450,675.

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness, Inc., a Florida corporation, SRM Entertainment, Limited, a Hong Kong private limited company, and Jupiter Wellness Investments, Inc., a Florida corporation. All intercompany accounts and transactions have been eliminated.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the three months ended March 31, 2023 and 2022 and audited financial statements for the year ended December 31, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2023 or December 31, 2022.

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

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2023	2022	2022	2021
Numerator:
Net (loss)	$(1,308,174)	$(2,919,775)	$(15,223,028)	$28,100,245)

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	25,551,752	23,134,059	22,106,703	16,603,788
Denominator for diluted earnings per share	25,551,752	23,134,059	22,106,703	16,603,788
Basic (loss) per share	$(0.05)	$(0.13)	$(0.69)	$(1.69)
Diluted (loss) per share	$(0.05)	$(0.13)	$(0.69)	$(1.69)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of March 31, 2023 and December 31, 2022, the Company had not recognized an allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three months ended March 31, 2022 and year ended December 31, 2021 and the cumulative translation gains and losses as of March 31, 2023 and December 31, 2022 were not material.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $33,148 and $103,025 for the three months ended March 31, 2023 and 2022, respectively.

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

Results of Operations

For the three months ended March 31, 2023 and 2022

The following table provides selected financial data about us for the three months ended March 31, 2023 and 2022, respectively.

	March 31, 2023	March 31, 2022
Sales	$1,121,676	$721,629
Cost of Sales	875,031	604,418
Gross Profit (Loss)	246,645	117,211
Total expenses	(1,554,819)	(3,036,986)
Net Loss	$(1,308,174)	$(2,919,775)

Revenues

We generated $1,121,676 in revenues for the three months ended March 31, 2023 compared to $721,629 revenues in the three months ended March 31, 2022. As a result of the Covid-19 pandemic, revenues were depressed in the early part of 2022 and we are now experiencing a greater demand for our products.

Operating Expenses and Other Income (Expense)

We had total operating expenses and other income and expense of $1,554,819 for the three months ended March 31, 2022 compared to $3,036,986 for the three months ended March 31, 2021.

Operating expenses for the three months ended March 31, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $27,859; (ii) research and development of $33,148; (iii) legal and professional expenses of $611,689, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $55,655; (v) depreciation and amortization of $23,186; (vi) general and administrative expenses of $745,000, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; (vii) net interest expense of $58,183; and (viii) other expense of $99.

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

Income/Losses

Net losses were $1,308,174 and $2,919,775 for the three months ended March 31, 2023 and 2022, respectively.

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

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2023, in a private placement, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”)   at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share , with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. On February 14, 2023, the Company filed an S-1 Registration Statement covering the underlying shares of the Warrants. The S-1 is yet to be declared effective.

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

* The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jupiter Wellness, INC.

Dated: May 12, 2023	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

