Form 10-Q
period 2023-06-30
Jupiter Wellness, Inc.
filed 2023-08-14
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, there were 27,454,675 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements

Jupiter Wellness, Inc.

Jupiter Wellness, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

	Six Months Ended	Year ended
	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash	$2,772,641	$1,931,068
Marketable Securities	4,583,987	-
Inventory	328,328	441,404
Account receivable	708,852	647,530
Prepaid expenses and deposits	641,396	814,114
Investment in affiliates	135,147	2,917,373
Total current assets	9,170,351	6,751,489
Long-Term Assets
Right of use assets	563,117	643,977
Intangible assets, net	255,091	291,533
Goodwill	941,937	941,937
Fixed assets, net	149,012	61,827
Total assets	$11,079,508	$8,690,763

Liabilities and Shareholders’ Equity
Accounts Payable	$1,781,225	$1,927,188
Convertible notes, net of discounts	2,000,000	2,000,000
Current portion of lease liability	195,590	164,170
Accrued liabilities	970,847	366,619
Covid - 19 SBA Loan	49,615	47,533
Total current Liabilities	4,997,277	4,505,510

Long-term portion lease liability	413,727	519,659
Total liabilities	5,411,004	5,025,169
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, of which 27,154,675 and 22,338,888 shares issued and outstanding as of June 30, 2023 and December 31, 2022	27,155	22,339
Additional paid-in capital	57,429,788	53,763,929
Common stock payable	477,000	477,000
Accumulated deficits	(52,265,439)	(50,597,674)
Total Shareholders’ Equity	5,668,504	3,665,594

Total Liabilities and Shareholders’ Equity	$11,079,508	$8,690,763

The accompanying notes are an integral part of these unaudited financial statements.

Jupiter wellness, Inc.

Condensed Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Sales	$2,365,258	$3,000,582	$3,486,934	$3,722,211
Cost of Sales	1,861,509	2,495,339	2,736,540	3,099,757
Gross profit	503,749	505,243	750,394	622,454

Operating expense
General and administrative expenses	1,998,701	1,397,810	3,495,238	3,414,083
Impairment of Secured Promissory Note	-	-	-	1,000,000
Total operating expenses	1,998,701	1,397,810	3,495,238	4,414,083
Other income / (expense)
Interest income	633	365	1,002	941
Interest expense	(55,566)	(548,554)	(114,118)	(574,656)
Other income / (expense)	1,190,294	—	1,190,195	4,813
Total other income (expense)	1,135,361	(548,189)	1,077,079	(568,902)

Net (loss)	$(359,591)	$(1,440,756)	$(1,667,765)	$(4,360,531)

Net (loss) per share:
Basic	$(0.01)	$(0.07)	$(0.06)	$(0.19)

Weighted average number of shares
Basic	26,682,148	21,949,416	26,117,310	22,527,989

The accompanying notes are an integral part of these unaudited financial statements.

Jupiter wellness, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

					Common	Additional
	Treasury Shares		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2021	-	-	24,046,001	$24,046	$285,000	$51,668,019	$(35,374,646)	$16,602,419
Shares issued for services	-	-	100,000	100	-	104,900	-	105,000
Treasury shares purchased	1,995,948	$(2,133,167)	(1,995,948)	(1,996)	-	1,996	-	(2,133,167)
Net loss	-	-	-	-	-	-	(2,919,775)	(2,919,775)
Balance March 31, 2022	1,995,948	(2,133,167)	22,150,053	22,150	285,000	51,774,915	(38,294,421)	11,654,477
Treasury shares purchased	694,406	(643,558)	(694406)	(694)	-	694	-	(643,558)
Treasury shares cancelled	(2,433,894)	$2,579,894	-	-	-	(2,579,894)	-	-
Shares issued in connection with convertible promissory note	-	-	250,000	250	-	277,250	-	277,500
Fair value of warrants issued and issue discounts with convertible note	-	-	-	-	-	706,977	-	706,977
Stock options issued for services	-	-	-	-	-	142,169	-	142,169
Net loss	-	-	-	-	-	-	(1,440,756)	(1,440,756)
Balance June 30, 2022	256,460	$(196,831)	21,705,647	$21,706	$285,000	$50,322,111	$(39,735,177)	$10,696,809

Balance, December 31, 2022	-	$-	22,338,888	$22,339	$477,000	$53,763,929	$(50,597,674)	$3,665,594

Shares issued in Public Offering	-	-	4,315,787	4,316	-	3,446,359	-	3,450,675
Net loss	-	-	-	-	-	-	(1,308,174)	(1,308,174)
Balance March 31, 2023	-	-	26,654,675	26,655	477,000	57,210,288	(51,905,848)	5,808,095
Shares issued for services	-	-	500,000	500	-	219,500	-	220,000
Net loss	-	-	-	-	-	-	(359,591)	(359,591)

Balance June 30, 2023	-	$-	27,154,675	$27,155	$477,000	$57,429,788	$(52,265,439)	$5,668,504

The accompanying notes are an integral part of these financial statements.

Jupiter Wellness, Inc.

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(1,667,765)	$(4,360,531)
Stock Based compensation	220,000	105,000
Depreciation & Amortization	44,804	47,249
Gain on sale of fixed assets	(23,308)
Impairment of note receivable	-	1,000,000
Fair value of options issued for services	-	142,169
Amortization of debt discount	-	501,927
Bad debt	-	2,266
Unrealized gain on marketable securities	(1,166,887)	-

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	142,288	(124,021)
Right of Entry asset	80,860	75,387
Accounts receivable	(61,322)	(916,217)
Inventory	113,076	(83,701)
Accounts payable	(145,963)	(169,601)
Accrued liabilities	441,538	129,128
Lease liability	(74,512)	(58,635)
Net cash (used in) operating activities	(2,097,191)	(3,709,580)

Cash flows from investing activities:
Purchase of assets	(80,909)	(16,512)
Cash paid for research agreement	-	(1,300,000)
Cash paid for marketable securities	(508,800)
Cash paid for third party note	-	(1,000,000)
Proceeds from sale of assets	39,100	43,000
Net cash (used in) financing activities	(550,609)	(2,273,512)

Cash flows from financing activities:
Proceeds from public offering	3,450,675	-
Cash paid for treasury stock	-	(2,776,725)
Proceeds from convertible debt, net of offering costs	-	1,880,000
Loans to sffiliates	(126,074)
Borrowings on debt	199,097	241,272
Payments on debt	(34,325)	(115,329)
Net cash (used in) provided by investing activities	3,489,373	(770,782)

Net (decrease) in cash and cash equivalents	841,573	(6,753,874)

Cash and cash equivalents at the beginning of the period	1,931,068	11,754,558

Cash and cash equivalents at the end of the period	$2,772,641	$5,000,684

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash items:

Reclassification of Held to Maturity investments to Marketable Securities	$3,417,100	$-
Fair value of Warrants issued and beneficial conversion feature in connection with convertible notes	$-	$706,977
Common stock issued in connection with promissory notes	$-	277,500
Treasury shares cancelled	$-	$2,579,894

The accompanying notes are an integral part of these unaudited financial statements.

JUPITER WELLNESS, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2023 and

Year Ended December 31, 2022

(Unaudited)

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

Going Concern Consideration

As of June 30, 2023 and December 31, 2022, the Company had an accumulated deficits of $52,265,439 and $50,597,674, respectively, and cash flow used in operations of $2,097,191 for the quarter ended June 30, 2023 and $6,395,942 and $7,567,645 for the years ended December 31, 2022 and 2021. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. As of June 30, 2023 and December 31, 2022, the Company had $2,772,641 and $1,931,068, respectively, in cash and working capital of $4,173,074 and $2,245,979, respectively. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2023 or December 31, 2022.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the six months ended June 30, 2023, the Company had no write-downs or write-offs. During the year ended December 31, 2022, the Company determined that certain of our inventory items were either slow moving, expired or discontinued. As a result, the Company wrote-off a total of $152,432 of inventory, consisting of raw materials of $23,623, finished goods of $123,094 and packaging of $5,715 for the year ended December 31, 2022.

Investments Held-to-Maturity

Investments that the Company’s management has the “positive intent and ability” to hold through maturity are classified and accounted for as hold-to-maturity investments (“HTM”). HTM investments are carried at amortized cost in the financial statements. For investments classified as HTM, no unrealized gains and losses will be recognized in financial statements.

Trading Securities

Securities that the Company intends to sell are classified as trading securities. Trading securities are carried at fair value with gains and losses recognized in current period earnings.

Segment Reporting

The Company has two reportable segments: (i) sales and development of skin, hair care and therapeutic products and (ii) sales of merchandise sold to theme parks.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net (loss)	$(359,591)	$(1,440,756)	$(1,667,765)	$(4,360,531)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	26,682,148	21,949,416	26,117,310	22,527,989
Denominator for diluted earnings per share	26,682,148	21,949,416	26,117,310	22,527,989
Basic (loss) per share	$(0.01)	$(0.07)	$(0.06)	$(0.19)
Diluted (loss) per share	$(0.01)	$(0.07)	$(0.06)	$(0.19)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the six months ended June 30, 2023 and year ended December 31, 2022, the Company recognized no allowance for doubtful collections.

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

We conducted an evaluation of our goodwill as of June 30, 2023 and December 31, 2022 and there was no impairment in the six months ended June 30, 2023 and the year ended December 31, 2022.

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

The Company’s evaluation of its long-lived assets resulted in an impairment expense of $1,450,000 during the year ended December 31, 2022 and no impairment during the six months ended June 30, 2023.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Cumulative gains and losses from foreign currency transactions and translation for the six months June 30, 2023 and the year ended December 31, 2022 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $36,928 and $128,241 for the six-months ended June 30, 2023, and 2022, respectively.

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

Note 3 - Accounts Receivable

At June 30, 2023 and December 31, 2022, the Company had accounts receivable of $708,852 and $647,530, respectively.

Note 4 - Prepaid Expenses and Deposits

At June 30, 2023 and December 31, 2022, the Company had prepaid expenses and deposits of $641,396 and $814,114, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 - Inventory

At June 30, 2023 and December 31, 2022, the Company had inventory of $328,328 and $441,404, consisting of finished goods, raw materials and packaging supplies.

Note 6 – Marketable Securities, Investment in and Loans to Affiliates

At December 31, 2022, the Company had invested $2,908,300 in Jupiter Wellness Sponsor LLC (“JWSL”), a limited liability company formed for the sole purpose of sponsorship of Jupiter Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”) and an unconsolidated subsidiary. Mr. Brian John, our CEO, is the managing member of JWSL and was the Chief Executive Officer of JWAC.

JWAC filed a Current Report on Form 8-K filed with the Securities Exchange Commission on May 2, 2023. JWAC’s stockholders approved JWAC’s business combination with Chijet Inc. and its affiliates including Chijet Motor Company Inc. (collectively “Chijet”), at its Special Meeting of Stockholders held on May 2, 2023 and closed the transaction on June 1, 2023. As a result, on June 27, 2023, the Company received a total of 1,662,434 shares of restricted common stock of Chijet (Nasdaq: CJET) in exchange for its Loans.

In May 2023, the Company purchased 48,000 shares of JWAC (now Chijet) common stock for $508,800.

The 1,662,434 and 48,000 common shares of Chijet (the “CJET Shares”) are considered trading securities and are categorized as marketable securities on the balance sheet. At June 30, 2023 the CJET Shares had a combined fair market value of $4,583,987 had a combined unrealized gain of $1,166,887 which is included in other income.

In connection with the Chijet transaction, our CEO Brian John is “entitled to a twenty percent (20%) bonus based on the net profits realized from any investment made by the Company.” At June 30, 2023 the Company had recorded a contingent liability of $233,377 in this regard which is included in accounts payable.

At June 30, 2023 and December 31, 2022, the Company also had loans totaling $135,147 and $9,073, respectively, to an affiliate.

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

Amortization for the six months ended June 30, 2023 and 2022 was $36,442 and $36,442, respectively. The balance of the Intangible Assets at June 30, 2023 and December 31, 2022 attributable to SRM totals $255,091 and $291,533, respectively.

Licensing agreements

During the year ended December 31, 2021, the Company entered into two licensing agreements for the rights to use certain patented technologies. The Company paid a total of $675,000 for the rights, consisting of $150,000 in cash and $525,000 in shares of the Company’s common stock. In early 2022, the Company terminated one of the licensing agreements and as a result, the company considered the terminated license to be impaired and took a charge of $300,000 to 2021 earnings. During 2022, the Company evaluated the remaining license agreement and determined that its carrying value had been impaired and took a charge of $375,000 to 2022 earnings. The balance of Intellectual property at December 31, 2022 was $0.

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

Note 9 – Accrued Liabilities

At June 30, 2023 and December 31, 2022, the Company had accrued liabilities totaling $970,847 and $366,619, respectively, consisting of $189,300 and $110,905 of accrued interest on convertible notes, $141,125 and $130,000 in accrued commissions, $199,313 and $0 in Financed Insurance Premiums as described below, contingent liability to Brian John of $233,377 and $0, and other accrues liabilities of $207,732 and $125,714, respectively.

Financed Insurance Premiums

During the six months ended June 30, 2023, the Company financed a total of $217,432 for its General Liability and Director & Officer insurance premiums over the twelve month coverage period. The average interest rate is 13.9%. At June 30, 2023 the outstanding balance was $199,313.

During the year ended December 31, 2022, the Company financed a total of $241,272 for its General Liability and Director & Officer insurance premiums over the twelve month coverage period. The average interest rate is 9.3%. At December 31, 2022 the outstanding balance was $0.

Note 10 - Convertible Notes Payable – Related Parties

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the “Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000 (the “Notes”). In connection with the Notes the Company issued Common Stock Purchase Warrants for 1,100,000 shares and 360,000 shares of the Company’s common stock (the “Warrants”). The Notes originally had a maturity date of October 20, 2022, but has been extended to January 31, 2024. In connection with the Notes, the Company issued a total of 250,000 shares as Origination Shares valued at fair market value of $277,500. There is no beneficial conversion feature since the conversion price is grater then the fair value of the shares.

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

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the year and three months ended June 30, 2023:

Principal Balance, December 31, 2021	$-
The Notes	2,000,000
Principal Balance, June 30, 2023 and December 31, 2022	$2,000,000

Interest expense for the six months ended June 30, 2023 on the Notes totals $78,026. Total interest expense for the year ended December 31, 2022, totaled $1,286,368 which includes $1,104,477 amortization of the origination shares and warrants discounts in connection with the Notes.

Note 11 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at June 30, 2023 and December 31, 2022 was $49,615 and $47,533, respectively.

Note 12 - Capital Structure

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of June 30, 2023 and December 31, 2022, there were 27,154,675 and 22,338,888 shares of common stock issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding.

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

Shares issued for services

During the year ended December 31, 2022, the Company entered into six Consulting Agreements under the terms of which the Company issued 925,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the agreements. The Company recognized a total of $1,054,125 as stock-based compensation in the year ended December 31, 2022 in connection with these issuances. As of June 30, 2023 and December 31, 2022, the Company had not issued 300,000 of these shares which are included in common stock payable.

Management return and cancellation of shares

On September 28, 2022, the Company received a letter from Nasdaq stating that, because the Company made certain share issuances outside of a shareholder approved equity compensation plan, Nasdaq had determined that the Company did not comply with Listing Rule 5635(c). On July 26, 2022, the Company submitted a final compliance plan to Nasdaq consisting of the following corrective actions: (1) on July 20, 2022, the Company’s four executive officers (Messrs. John, Miller, and McKinnon and Dr. Wilson), all of whom are on the Company’s Board of Directors except for Mr. McKinnon, each cancelled 2,750 options issued to them in August 2021 pursuant to an Incentive Stock Option Forfeiture Agreement. The cancellation of the 11,000 options in total enabled the issuance of 11,000 shares to a non-executive employee that took place in 2021 to be reallocated to be accounted for as if it was originally issued under the 2020 Equity Incentive Plan. The Company’s Board of Directors passed a resolution on July 25, 2022, making the corresponding change to the Company’s books and records with regard to the 11,000 shares; and (2) on July 26, 2022, the same four executive officers, returned, and the Company cancelled, a total of 56,496 shares of common stock issued to them in 2021 outside of a shareholder approved equity compensation plan. Following the remedial measures, the Company was informed that the Company has regained compliance with the Rule and that this matter is now closed.

Six Months ended June 30, 2023 issuances:

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

Shares issued for services

During the six months ended June 30, 2023, the Company entered into a Consulting Agreements under the terms of which the Company issued 500,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the issuance of the shares. The Company recognized $220,000 as stock-based compensation in the six months ended June 30, 2023 in connection with this issuances.

The following table sets forth the issuances of the Company’s shares of common stock for the year and six months ended June 30, 2023 as follows:

Balance December 31, 2021	24,046,001
Shares issued for services	925,000
Loan origination shares for promissory note	250,000
Shares repurchased from the market	(2,825,617)
Management shares cancelled	(56,496)

Balance December 31, 2022	22,338,888
Public offering	4,315,787
Shares issued for services	500,000
Balance June 30, 2023	27,154,675

Common Stock Payable

During the year ended 2021, the Company entered into two consulting agreement which call for a cash component and a stock component and during the year ended December 31, 2022, the Company entered into another consulting agreement which called for a cash component and a stock component. At June 30, 2023 and December 31, 2022, the Company had accrued a total of $477,000 in stock payable relating to the consulting agreements.

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

PIPE Warrants: On January 19, 2023, in a private placement, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share, with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. On February 15, 2023, the Company filed an S-1 Registration Statement (File No. 333-269794) covering the underlying shares of the Warrants.

				Market
				Price
Reporting	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
7/24/2021	$2,311,614	3	$1.00	$0.65	287%	0.0388
7/24/2021	$2,602,996	5	$1.00	$0.65	371%	0.0361

The following tables summarize all warrants outstanding as of June 30, 2023 and December 31, 2022, and the related changes during the period.

Exercise price is the weighted average for the respective warrants and end of period.

	Number of	Exercise
	Warrants	Price

Balance at December 31, 2021	13,698,125	$3.24
Warrants issued in connection with Convertible Notes	1,460,000	2.79
Warrants issued in connection with Convertible Notes	800,000	1.00
Balance at December 31, 2022	15,958,126	$3.09
Warrants issued in Public Offering	8,631,574	1.00
Balance at June 30, 2023	24,589,699	$2.36

Warrants Exercisable at June 30, 2022	15,958,126	$3.09
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

At June 30, 2023 and December 31, 2022, the Company had 8,030,950 options outstanding.

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at June 30, 2023 were ROU asset of $563,117, current portion of the lease liability of $195,590 and non-current portion of lease liability of $413,727. At December 31, 2022, the unamortized balances were ROU asset of $643,977, the current portion of the lease liability was $164,170 and non-current portion of the lease liability was $519,659.

Additionally, the Company recognized accreted interest expense of $26,120 and $60,626 and rent expense of $106,980 and $231,790 for the lease during the six months ended June 30, 2023 and year ended December 31, 2022, respectively.

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

Note 15 – Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol (CBD) based skin and wellness care and therapeutic products and (ii) sales of merchandise sold to theme parks. Sales of the theme park merchandise are made through the Company’s wholly owned subsidiary SRM Entertainment, Inc. Condensed financial information for the six-months ended June 30, 2023 and 2022, follow;

		2023	2022
Jupiter Wellness	Revenue	$58,091	$39,951
	Cost of Sales	51,540	19,503
	Gross Profit (Loss)	$6,551	$20,448

SRM Entertainment	Revenue	$3,428,843	$3,682,260
	Cost of Sales	2,685,000	3,080,254
	Gross Profit (Loss)	$743,843	$602,006

Combined	Revenue	$3,486,934	$3,722,311
	Cost of Sales	2,736,540	3,099,757
	Gross Profit (Loss)	$750,394	$622,454

Note 16 - Subsequent Events

On July 10, 2023 the Company entered inro an Asset Purchase Agreement (the “APA”) to acquire certain intellectual property which includes Safety Shot which creates a new product category for rapid alcohol detoxification in the fast-growing hangover remedy market. Safety Shot is protected by a number of issued and pending patents covering composition of matter and methods of use. The APA calls for a $200,000 cash payment and five million shares of the Company’s common stock as consideration. As of the date hereof, the transaction has not closed and no consideration has been exchanged.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2023 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

On January 19, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share, with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. Concurrently to the PIPE Agreement, the Company entered into a Securities Purchase Agreement (the “RD Agreement”) with certain purchasers, pursuant to which on January 23, 2023, 4,315,787 shares of common stock, par value $0.001 (the “Common Stock”), at a price of $0.70 per share were issued to the purchasers (the “RD Offering”). The Common Stock was issued pursuant to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission (the “Commission”) on September 28, 2022 (File No. 333-267644) and declared effective on November 9, 2022. The aggregate gross proceeds to the Company from both the PIPE Offering and the RD Offering were approximately $4.1 million, with the purchase price of one share, one 3-year warrant and one 5-year warrant as $0.95. The net proceeds were $3,450,675.

On March 31, 2023 the Company entered into a Financial Advisory Agreement (“FSA”) with Greentree Financial Group, Inc. to render certain professional services to the Company. In connection with the FSA, The Company issued 500,000 restricted shares of its common stock to Greentree.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the six months ended June 30, 2023 and 2022 and audited financial statements for the year ended December 31, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2023 or December 31, 2022.

Investments Held-to-Maturity

Investments that the Company’s management has the “positive intent and ability” to hold through maturity are classified and accounted for as hold-to-maturity investments (“HTM”). HTM investments are carried at amortized cost in the financial statements. For investments classified as HTM, no unrealized gains and losses will be recognized in financial statements.

Trading Securities

Securities that the Company intends to sell are classified as trading securities. Trading securities are carried at fair value with gains and losses recognized in current period earnings.

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

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2023	2022	2022	2021
Numerator:
Net (loss)	$(1,667,765)	$(4,360,531)	$(15,223,028)	$28,100,245)

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	26,117,310	22,527,989	22,106,703	16,603,788
Denominator for diluted earnings per share	26,117,310	22,527,989	22,106,703	16,603,788
Basic (loss) per share	$(0.06)	$(0.19)	$(0.69)	$(1.69)
Diluted (loss) per share	$(0.06)	$(0.19)	$(0.69)	$(1.69)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of June 30, 2023 and December 31, 2022, the Company had not recognized an allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the six months ended June 30, 2022 and year ended December 31, 2021 and the cumulative translation gains and losses as of June 30, 2023 and December 31, 2022 were not material.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $36,928 and $128,241 for the six months ended June 30, 2023 and 2022, respectively.

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

Results of Operations

For the three months ended June 30, 2023 and 2022

The following table provides selected financial data about us for the three months ended June 30, 2023 and 2022, respectively.

	June 30, 2023	June 30, 2022
Sales	$2,365,258	$3,000,582
Cost of Sales	1,861,509	2,495,339
Gross Profit (Loss)	503,749	505,243
Total operating expenses	(1,998,701)	(1,397,810)
Other income (expense)	1,135,361	(548,189)
Net Loss	$(359,591)	$(1,440,756)

Revenues and Cost of Sales

We generated $2,365,258 in revenues for the three months ended June 30, 2023 compared to $3,000,582 revenues in the three months ended June 30, 2022. Cost of sales were $1,861,509 for the three months ended June 30, 2023 compared to $2,495,339 for the for the three months ended June 30, 2022. Gross profit was $503,749 and $505,243, respectively for the three months ended June 30, 2023 and 2022.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $1,998,701 and $1,135,361 of other income for the three months ended June 30, 2023 compared to $1,397,810 and $548,189 of other expenses for the three months ended June 30, 2022.

Operating expenses for the three months ended June 30, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $7,555; (ii) research and development of $3,780; (iii) legal and professional expenses of $379,647, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $55,859; (v) depreciation and amortization of $21,618; (vi) general and administrative expenses of $1,310,242, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $220,000. Other income for the three months ended June 30, 2023 consisted of net interest expense of $54,933, unrecognized gain on marketable securities of $1,166,887 and other income of $23,407.

Operating expenses for the three months ended June 30, 2022 were in connection with our daily operations as follows: (i) marketing expenses of $29,759; (ii) research and development of $25,216; (iii) legal and professional expenses of $296,531, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $41,659; (v) depreciation and amortization of $24,636; (vi) general and administrative expenses of $837,840, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $142,169. Other income for the three months ended June 30, 2022 consisted of net interest expense of $548,189.

Income/Losses

Net losses were $359,591 and $1,440,756 for the three months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023 and 2022

The following table provides selected financial data about us for the six months ended June 30, 2023 and 2022, respectively.

	June 30, 2023	June 30, 2022
Sales	$3,486,934	$3,722,211
Cost of Sales	2,736,540	3,099,757
Gross Profit (Loss)	750,394	622,454
Total operating expenses	(3,495,238)	(4,414,983)
Other income (expense)	1,077,079	(568,902)
Net Loss	$(1,667,765)	$(4,360,531)

Revenues and Cost of Sales

We generated $3,486,934 in revenues for the three months ended June 30, 2023 compared to $3,722,211 revenues in the six months ended June 30, 2022. Cost of sales were $3,486,934 for the six months ended June 30, 2023 compared to $3,722,211 for the for the six months ended June 30, 2022. Gross profit was $750,394 and $622,454, respectively for the three months ended June 30, 2023 and 2022.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $3,495,238 and $1,190,195 of other income for the six months ended June 30, 2023 compared to $3,414,983 and $1,568,902 of other expenses for the three months ended June 30, 2022.

Operating expenses for the six months ended June 30, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $35,414; (ii) research and development of $36,928; (iii) legal and professional expenses of $991,336, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $111,514; (v) depreciation and amortization of $44,804; (vi) general and administrative expenses of $2,055,242, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $220,000. Other income for the six months ended June 30, 2023 consisted of net interest expense of $113,116, unrecognized gain on marketable securities of $1,166,887 and other income of $23,308.

Operating expenses for the six months ended June 30, 2022 were in connection with our daily operations as follows: (i) marketing expenses of $69,144; (ii) research and development of $128,241; (iii) legal and professional expenses of $811,022, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $81,952; (v) depreciation and amortization of $49,431; (vi) general and administrative expenses of $2,027,124, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; (vii) impairment of a promissory of $1,000,000 and (viii) stock based compensation of $247,169. Other income for the three months ended June 30, 2022 consisted of net interest expense of $573,715, and other income of $4,813.

Income/Losses

Net losses were $1,667,765 and $4,360,531 for the six months ended June 30, 2023 and 2022, respectively.

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

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2022, Jupiter Wellness, Inc. (the “Company”) entered into a $1,500,000 Loan Agreement (the “Greentree Loan”). Pursuant to the Greentree Loan the Company issued a Convertible Promissory Note in the principal amount of $1,500,000 (the “Greentree Note”) and the issuance of a Common Stock Purchase Warrant for 1,100,000 shares of the Company’s common stock (the “Greentree Warrant”). The Greentree Note has a maturity date of January 31, 2024.

On April 20, 2022, the Company entered into a $500,000 Loan Agreement (the “L&H Loan,” collectively with Greentree Loan as the “Loan Agreements”). Pursuant to the L&H Loan the Company issued a Convertible Promissory Note in the principal amount of $500,000 (the “L&H Note,” collectively with Greentree Note as the “Notes”) and the issuance of a Common Stock Purchase Warrant for 360,000 shares of the Company’s common stock (the “L&H Warrant,” collectively with Greentree Warrant as the “Warrants”). The L&H Note has a maturity date of January 31, 2024.

On January 19, 2023, in a private placement, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share, with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. On February 14, 2023, the Company filed an S-1 Registration Statement covering the underlying shares of the Warrants.

On March 31, 2023 the Company entered into a Financial Advisory Agreement (“FSA”) with Greentree Financial Group, Inc. to render certain professional services to the Company. In connection with the FSA, The Company issued 500,000 restricted shares of its common stock to Greentree.

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

Jupiter Wellness, INC.

Dated: August 14, 2023	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

