Form 10-Q
period 2023-09-30
Safety Shot, Inc.
filed 2023-11-16
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to__________________

Commission File Number 001-39569

SAFETY SHOT, INC.

(Exact name of registrant as specified in charter)

(Formerly known as Jupiter Wellness, Inc.)

Delaware	83-2455880
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1061 E. Indiantown Road, Suite 110
Jupiter, FL	33477
(Address of principal executive offices)	(Zip Code)

(561) 244-7100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.001 par value per share	SHOT	Nasdaq
Warrants to purchase shares of common stock	SHOTW	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be pursuant to Rule 405 of Regulation S- T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2023, there were 39,817,783 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes the accounts of Safety Shot, Inc., a Delaware corporation (“Safety Shot”). References in this Report to “we”, “our”, “us” or the “Company” refer to Safety Shot, Inc. and its consolidated subsidiaries unless the context dictates otherwise.

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

1

Item 1. Financial Statements

Safety Shot, Inc.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

	Nine months Ended September 30, 2023 (Unaudited)	Year ended December 31, 2022 (Audited)
Assets
Cash	$4,387,797	$1,931,068
Marketable Securities	2,281,074	-
Inventory	93,663	441,404
Account receivable	3,012	647,530
Prepaid expenses and deposits	605,818	814,114
Investment in affiliates	794,717	2,917,373
Total current assets	8,166,081	6,751,489
Long-Term Assets
Right of use assets	521,519	643,977
Intangible assets, net	-	291,533
Goodwill	-	941,937
Intellectual property, net	2,612,907	-
Fixed assets, net	30,923	61,827
Total assets	$11,331,430	$8,690,763

Liabilities and Shareholders’ Equity
Accounts Payable	$1,689,697	$1,927,188
Convertible notes, net of discounts	2,000,000	2,000,000
Current portion of lease liability	206,015	164,170
Accrued interest	229,261	110,905
Accrued liabilities	89,245	255,714
Covid – 19 SBA Loan	49,166	47,533
Total current Liabilities	4,263,384	4,505,510

Long-term portion lease liability	358,920	519,659
Total liabilities	4,622,304	5,025,169
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, of which 37,208,759 and 22,338,888 shares issued and outstanding as of September 30, 2023 and December 31, 2022	37,209	22,339
Additional paid-in capital	65,950,427	53,763,929
Common stock payable	725,230	477,000
Accumulated deficits	(60,003,740)	(50,597,674)
Total Shareholders’ Equity	6,709,126	3,665,594

Total Liabilities and Shareholders’ Equity	$11,331,430	$8,690,763

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Statement of Operations

For the Three and Nine months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Sales	$484,196	$1,568,925	$3,971,130	$5,291,136
Cost of Sales	425,812	1,155,617	3,162,352	4,255,374
Gross profit	58,384	413,308	808,778	1,035,762

Operating expense
General and administrative expenses	4,182,558	2,196,502	7,677,796	5,610,585
Impairment of Promissory Note	-	-	-	1,000,000
	4,182,558	2,196,502	7,677,796	6,610,585
Other income / (expense)
Interest income	56,113	483	57,115	1,424
Interest expense	(106,892)	(549,715)	(221,010)	(1,124,371)
Other income / (expense)	(2,426,915)		(1,236,720)	4,813
Gain / (loss) on deconsolidation	(409,549)	-	(409,549)	-
Unrecognized gain / (loss) on equity investment	(726,884)	-	(726,884)	-
Total other income (expense)	(3,614,127)	(549,232)	(2,537,048)	(1,118,134)

Net (loss)	$(7,738,301)	$(2,332,426)	$(9,406,066)	$(6,692,957)

Net (loss) per share:
Basic	$(0.26)	$(0.10)	$(0.34)	$(0.30)

Weighted average number of shares
Basic	29,836,485	21,530,012	27,370,658	22,191,644

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Three and Nine months Ended September 30, 2023 and 2022

(Unaudited)

	Treasury Shares		Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2021	-	-	24,046,001	$24,046	$285,000	$51,668,019	$(35,374,646)	$16,602,419
Shares issued for services	-	-	100,000	100	-	104,900	-	105,000
Treasury shares purchased	1,995,948	(2,133,167)	(1,995,948)	(1,996)	-	1,996	-	(2,133,167)
Net loss	-	-	-	-	-	-	(2,919,775)	(2,919,775)
Balance March 31, 2022	1,995,948	(2,133,167)	22,150,053	22,150	285,000	51,774,915	(38,294,421)	11,654,477
Treasury shares purchased	694,406	(643,558)	(694,406)	(694)	-	694	-	(643,558)
Treasury shares cancelled	(2,433,894)	2,579,894	-	-	-	(2,579,894)	-	-
Shares issued in connection with convertible promissory note	-	-	250,000	250	-	277,250	-	277,500
Fair value of warrants issued and issue discounts with convertible note	-	-	-	-	-	706,977	-	706,977
Stock options issued for services	-	-	-	-	-	142,169	-	142,169
Net loss	-	-	-	-	-	-	(1,440,756)	(1,440,756)
Balance June 30, 2022	256,460	(196,831)	21,705,647	21,706	$285,000	$50,322,111	(39,735,177)	$10,696,809
Treasury shares purchased	135,263	(103,320)	(135,263)	(135)	-	135	-	(103,320)
Shares issued for services	-	-	150,000	150	-	103,710	-	103,860
Common Stock to be issued for services	-	-	-	-	192,000	-	-	192,000
Management common shares cancelled	-	-	(56,496)	(57)	-	57	-	-
Net loss	-	-	-	-	-	-	(2,332,426)	(2,332,426)
Balance September 30, 2022	391,723	(300,151)	21,663,888	21,664	477,000	50,426,013	(42,067,603)	8,556,923

Balance December 31, 2022	-	-	22,338,888	$22,339	$477,000	$53,763,929	$50,597,674)	$3,665,594

Shares issued in Public Offering	-	-	4,315,787	4,316	-	3,446,359	-	3,450,675
Net loss	-	-	-	-	-	-	(1,308,174)	(1,308,174)
Balance March 31, 2023	-	-	26,654,675	26,655	477,000	57,210,288	(51,905,848)	5,808,095
Shares issued for services	-	-	500,000	500	-	219,500	-	220,000
Net loss	-	-	-	-	-	-	(359,591)	(359,591)

Balance June 30, 2023	-	-	27,154,675	$27,155	$477,000	$57,429,788	(52,265,439)	$5,668,504

Shares issued for Stock payable	-	-	300,000	300	(192,000)	191,700	-	-
Stock payable for services	-	-	-	-	113,500	-	-	113,500
Stock payable for inducement					326,730			326,720
Purchase of intangible asset	-	-	5,000,000	5,000	-	2,463,500		2,468,500
Stock issued for services	-	-	1,175,000	1,175	-	456,750	-	457,925
Warrant conversions	-	-	3,579,084	3,579	-	3,332,195	-	3,335,774
Deconsolidation of SRM Entertainment and change to equity method of accounting	-	-	-	-	-	551,757	-	551,757
Fair value of price reduction on conversion price for notes and warrants	-	-	-	-	-	1,120,333	-	1,120,333
Fair value of options granted to employees	-	-	-	-	-	39,444	-	39,444
Fair value of warrants granted for services	-	-	-	-	-	364,960	-	364,960
Net Loss	-	-	-	-	-	-	(7,738,301)	(7,738,301)
Balance September 30, 2023	-	-	37,208,759	37,209	725,230	65,950,427	(60,003,740)	6,709,126

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Statement of Cash Flows

For the Nine months Ended September 30, 2023 and 2022

(Unaudited)

	Nine months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(9,406,066)	$(6,692,957)
Depreciation & Amortization	112,442	72,617
Gain on sale of fixed assets	(23,308)	(3,702)
Impairment IP	-	1,000,000
Fair value of options issued for services	39,444	142,169
Fair value of shares issued for services	791,425	400,860
Fair value of shares issued for inducement	326,730	-
Fair value of warrants issued for services	364,960	-
Amortization of debt discount	-	996,879
Amortization Clinical research agreement	-	212,500
Loss on deconsolidation of SRM Ltd.	409,549	-
Loss on extinguishment	1,120,333	-
Unrealized gain/loss on equity investment	726,884	-
Realized gain/loss on sale of marketable securities	(216,664)	-
Unrealized loss on marketable securities	356,359	-
Bad debt	4,816	2,266

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	(181,946)	(262,852)
Right of Entry asset	122,458	114,004
Accounts receivable	371,803	43,403
Inventory	94,157	(93,006)
Accounts payable	(59,862)	(670,627)
Accrued liabilities	130,938	82,330
Lease liability	(118,894)	(94,078)
Net cash (used in) operating activities	(5,034,442)	(4,750,194)
Cash flows from investing activities:
Cash paid for purchase of assets	(200,000)	(35,392)
Cash paid for research agreement	-	(1,500,000)
Cash paid for marketable securities	(14,332)	-
Cash paid for purchase of fixed assets	(108,954)	(1,000,000)
Cash paid for SRM Inc.	(390,478)	-
Cash received from SRM Ltd.	1,534,814	-
Cash received for sale of marketable securities	665,631	-
Net change to value of marketable securities	345,032	-
Cash paid for investment	(508,800)	-
Proceeds from sale of assets	39,100	43,000
Net cash (used in) investing activities	1,362,013	(2,492,392)

Cash flows from financing activities:
Shares issued for cash	6,786,449	-
Cash paid for Treasury Stock	-	(2,880,045)
Proceeds from Promissory notes	-	1,880,000
Loans to affiliates	(699,952)	-
Borrowings on debt	199,097	241,272
Payments on debt	(156,436)	(187,711)
Net cash (used in) provided by financing activities	6,129,158	(946,484)

Net (decrease) in cash and cash equivalents	2,456,729	(8,189,070)

Cash and cash equivalents at the beginning of the period	1,931,068	11,754,558

Cash and cash equivalents at the end of the period	$4,387,797	$3,565,488

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash items:	-
Fair value of Warrants issued and beneficial conversion feature in connection with convertible notes	$-	$706,977
Reclassification of Held to Maturity investments to Marketable Securities	$3,417,100	$-
Shares issued from stock payable for services	$192,000	$-
Shares issued for GBB asset purchase	$2,468,500	$-
Reclassification for SRM Ltd deconsolidation	$146,800	$-
Common stock issued in connection with promissory notes	$-	$277,500
Treasury shares cancelled	$-	$2,579,894
Cancellation of shares issued to management	-	$57

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Notes to Financial Statements

For the Nine months Ended September 30, 2023 and Year Ended December 31, 2022

(Unaudited)

Note 1 – Organization and Business Operations

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023 the Company acquired certain assets of GBB Drink Lab Inc which included the blood alcohol detox drink Safety Shot, an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol at a rate faster than would occur normally. Concurrently with the purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company plans on rolling out Safety Shot in 2024.

Safety Shot has a well-established clinical development infrastructure and fits within the Company’s existing over-the-counter and prescription-grade health and wellness products. The Company will continue its current products line as an operating division and is committed to supporting health and wellness by developing innovative solutions to a range of conditions. We take pride in our research and development of over-the-counter (OTC) products and intellectual property, which aim to address some of the most prevalent health and wellness concerns today. Our product pipeline includes a diverse range of products, such as hair loss treatments, eczema creams, vitiligo solutions, and sexual wellness products, that cater to different health and wellness needs. We are dedicated to staying up-to-date with the latest scientific research and technology, ensuring that our products are effective, safe, and meet the highest industry standards.

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

Going Concern Consideration

As of September 30, 2023 and December 31, 2022, the Company had an accumulated deficits of $60,003,740 and $50,597,674, respectively, and cash flow used in operations of $5,034,442 for the nine months ended September 30, 2023 and $6,395,942 and $7,567,645 for the years ended December 31, 2022 and 2021. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. As of September 30, 2023 and December 31, 2022, the Company had $4,387,797 and $1,931,068, respectively, in cash and working capital of $3,902,697 and $2,245,979, respectively. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

Note 2 – Significant Accounting Policies Basis of Presentation

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

Debt Extinguishment and Modification

Any changes or modification to debt instruments must be examined to determine if the modification has any significant effect. If the changes or modifications are material, the change or modification must be accounted for as an extinguishment. If determined to be an extinguishment, the change or modification to the original debt is derecognized and a new debt is recognized. Any difference in the fair value is recognized as a gain or loss on extinguishment.

Deconsolidation

The Company will use Deconsolidation Accounting upon the loss of control of a subsidiary determined to be less than 50% owned. Upon deconsolidation, the Company will no longer present the subsidiary’s assets, liabilities, and results of operations in its consolidated financial statements. If the Company owns more than 20% but less than 50% the Company will continue to report under the Equity Method.

Equity Method for Investments

Investments in unconsolidated affiliates, which the Company exerts significant influence but does not control or otherwise consolidate, are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in investment in joint ventures in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in loss from equity method joint venture in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

Asset Purchases

The Company accounts for an acquisitive transaction determined to be an asset purchase based on the cost accumulation and allocation method, under which the costs to purchase the asset or set of assets are allocated to the assets acquired. No goodwill is recorded in connection with an asset purchase.

Investments in Marketable Securities

The Company’s Marketable Securities are considered Held-For-Trading (“HFT”) or Trading Assets. HTF- Trading securities are valued at their fair value when purchased/sold, and any unrealized gains or losses are recorded periodically on financial reporting dates as other income or loss.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2023 or December 31, 2022.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write- offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the Nine months ended September 30, 2023, the Company had expired inventory write-downs of $23,794. During the year ended December 31, 2022, the Company determined that certain of our inventory items were either slow moving, expired or discontinued. As a result, the Company wrote-off a total of $152,432 of inventory, consisting of raw materials of $23,623, finished goods of $123,094 and packaging of $5,715 for the year ended December 31, 2022.

Investments Held-to-Maturity

Investments that the Company’s management has the “positive intent and ability” to hold through maturity are classified and accounted for as hold-to- maturity investments (“HTM”). HTM investments are carried at amortized cost in the financial statements. For investments classified as HTM, no unrealized gains and losses will be recognized in financial statements.

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

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss)	$(7,738,301)	$(2,332,426)	$(9,406,066)	$(6,692,957)

Denominator:
Denominator for basic earnings per share – Weighted- average common shares issued and outstanding during the period	29,836,485	21,530,012	27,370,658	22,191,644
Denominator for diluted earnings per share	29,836,485	21,530,012	27,370,658	22,191,644
Basic (loss) per share	$(0.26)	$(0.10)	$(0.34)	$(0.30)
Diluted (loss) per share	$(0.26)	$(0.10)	$(0.34)	$(0.30)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the Nine months ended September 30, 2023 and year ended December 31, 2022, the Company recognized no allowance for doubtful collections.

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

We conducted an evaluation of our goodwill as of December 31, 2022 and there was no impairment in the year ended December 31, 2022. Dring the nine months ended September 30, 2023, the Company spun-off its wholly-owned subsidiary SRM Entertainment Ltd. which was the source for its goodwill. As a result, the Company had no goodwill at September 30, 2022. (see Note 8).

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

The Company’s evaluation of its long-lived assets resulted in an impairment expense of $1,450,000 during the year ended December 31, 2022 and no impairment during the Nine months ended September 30, 2023.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Cumulative gains and losses from foreign currency transactions and translation for the Nine months September 30, 2023 and the year ended December 31, 2022 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $98,091 and $128,241 for the nine-months ended September 30, 2023, and 2022, respectively.

Stock Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant- date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On October 24, 2018, the inception date, the Company adopted ASU No. 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation – Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

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

Note 3 – Accounts Receivable

At September 30, 2023 and December 31, 2022, the Company had accounts receivable of $3,012 and $647,530, respectively. The decrease is attributable to the spin-off of SRM Ltd.

Note 4 – Prepaid Expenses and Deposits

At September 30, 2023 and December 31, 2022, the Company had prepaid expenses and deposits of $605,818 and $814,114, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 – Inventory

At September 30, 2023 and December 31, 2022, the Company had inventory of $93,663 and $441,404, consisting of finished goods, raw materials and packaging supplies.

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

JWAC filed a Current Report on Form 8-K filed with the Securities Exchange Commission on May 2, 2023. JWAC’s stockholders approved JWAC’s business combination with Chijet Inc. and its affiliates including Chijet Motor Company Inc. (collectively “Chijet”), at its Special Meeting of Stockholders held on May 2, 2023 and closed the transaction on June 1, 2023. As a result, on June 27, 2023, the Company received a total of 1,662,434 shares of restricted common stock of Chijet (Nasdaq: CJET) in exchange for its Loans. In August 2023, the Company receive 96,000 additional shares ChiJet due to downside protection clauses in the business combination agreements.

In May 2023, the Company purchased 48,000 shares of JWAC (now Chijet) common stock for $508,800 and in September 2023, the Company purchased an additional 10,000, shares for $14,332.

During the nine months ended September 30, 2023 the Company sold 256,637 ChiJet shares for a realized gain of $216,664.

At September 30, 2023 the Company, the Company held 1,292,297 common shares of Chijet (the “CJET Shares”) are considered trading securities and are categorized as marketable securities on the balance sheet. At September 30, 2023 the CJET Shares had a combined fair market value of $2,281,074 had a combined unrealized loss of $356,359 which is included in other income.

In connection with the Chijet transaction, our CEO Brian John is “entitled to a twenty percent (20%) bonus based on the net profits realized from any investment made by the Company.” At June 30, 2023 the Company had recorded a contingent liability of $233,377 payable to Brian in this regard. During the three months ended September 30, 2023, Brian agreed to receive 267,500 shares of restricted ChiJet shares in lieu of any bonuses payments related to the transaction.

On December 9, 2022, The Company entered into a stock exchange agreement (the “Exchange Agreement”) with SRM Entertainment, Inc. (“SRM”) to govern the separation of SRM from the Company. On May 26, 2023, we amended and restated the Exchange Agreement (the “Amended and Restated Exchange Agreement”) to include additional information regarding the distribution and the separation of SRM the Company. The separation as set forth in the Amended and Restated Exchange Agreement with Jupiter closed August 14, 2023. Pursuant to the Amended and Restated Exchange Agreement, on May 31, 2023, SRM issued to the Company 6,500,000 shares of SRM Common Stock (representing 79.3% of SRM’s outstanding shares of Common Stock) in exchange for 2 ordinary shares of SRM Ltd owned by the Company (representing all of the issued and outstanding ordinary shares of SRM) (the “Share Exchange”). On August 14, 2023, SRM consummated its Initial Public Offering (“IPO”), pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share. In connection with the Share Exchange and SRM’s IPO, the Company distributed 2,000,000 shares of SRM’s common stock to the Company’s stockholders and certain warrant holders (out of the 6.5 million shares issued in May 2023) which occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following such distribution, the Company owns 4.5 million of the 9,450,000 shares of common stock outstanding and SRM is now a minority owned subsidiary of the Company. SRM.

At December 31, 2022, the Company had an outstanding unsecured, non-interest bearing loan receivable balance of $1,482,673 from SRM Entertainment, Ltd, its wholly owned subsidiary. On September 1, 2022, the loan was converted to a six percent (6%) interest-bearing promissory note (the “Note”) due on the earlier of: (i) September 30, 2023 or (ii) the date on which the Company consummates an initial public offering of its securities. During the nine months ended September 30, 2023, the Company accrued $55,847 interest expense on the Note. The total balance of $1,538,520 ($1,482,673 note and $55,847 interest) due Jupiter was paid from proceeds SRM’s Initial Public Offering (“IPO”) on August 14, 2023.

At December 31, 2022, the Company had loans totaling $9,073 to an affiliate. There were no loans at September 30, 2023.

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

In February 2022, NFP terminated the SPA and in March 2022, the Company issued a Notice of Default on the NFP Note. As a result, the Company has determined that the Notes have been impaired and has taken an impairment charge of $10,000,000 against the 2021 earnings and $1,000,000 against the 2022 earnings.

Note 8 – Intangible Assets

SRM Entertainment

In connection with the acquisition of SRM Entertainment, Limited (“SRM Ltd), the Company allocated the purchase price to intangible assets as follows:

Distribution Agreements	$437,300
Goodwill	941,937
$1,379,237

The Distribution Agreements have an estimated life of six years and Goodwill has an indefinite life and will be reviewed at each subsequent reporting period to determine if the assets have been impaired.

Effective August 14, 2023 the Company spun-off 52% of SRM Ltd formerly a wholly-owned subsidiary, into a public company in exchange for shares of SRM Inc. common stock. The fair value of the 4,609,166 shares of common stock SRM Inc. received (net of dividend shares to the Company’s shareholders) was $1,521,025 (the Consideration). As a result, the Company will no longer consolidate SRM Ltd in its financial statements and the intangible assets have been de-consolidated. The deconsolidation produced a loss to the Company of $409,549. The Company currently owns 48% of SRM Inc. (see Note 6 above) and will use the equity method of accounting for its ownership in SRM Inc. The Company recorded $726,884 as its share of SRM losses from the date of separation to September 30, 2023.

Summary of deconsolidation loss:

Goodwill and Intangibles	$1,042,151
Net assets of SRM Ltd at deconsolidation	189,866
Equity of SRM Ltd	698,557
Effect of deconsolidation	1,930,574
Fair value of Consideration	(1,521,025)
Loss on deconsolidation	$(409,549)

Summary of Changes to Equity Method Investment

Fair value of Consideration	$1,521,025
Equity in SRM losses	(726,884)
Balance	$794,141

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

Safety Shot Acquisition

In August 2023 the Company acquired certain assets of GBB Drink Lab Inc (“GBB”) which included the patents for a blood alcohol detox drink Safety Shot, an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol at a rate faster than would occur normally. The purchase price was 5,000,000 shares of the Company’s restricted common stock, valued at $2,468,500, plus $200,000 in cash. At the time od purchase GBB had employees, revenues and no operations. As such, the transaction was accounted for as a single asset purchase and the entire purchase price of $2,668,500 was allocated to the patents.

The patents will be amortized over twelve years (the remaining 12 year life of the patents). During the nine months ended September 30, 2023, the Company recognized $55,593 of amortization expense.

Summary of transaction and carrying value:

Purchase price:		Allocation of Purchase price:
Cash	$200,000	Patents	$2,668,500
Fair value of stock issued	2,468,500	Amortization	(55,593)
	$2,668,500	Balance	$2,612,907

Note 9 – Accrued Interest and Other Accrued Liabilities

At September 30, 2023 and December 31, 2022, the Company had accrued interest on the convertible notes below of $229,261 and $110,905, respectively.

At September 30, 2023 and December 31, 2022, the Company had accrued liabilities totalling $89,245 and $255,714, respectively.

Note 10 – Convertible Notes Payable – Related Parties

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the “Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000 (the “Notes”). In connection with the Notes the Company issued Common Stock Purchase Warrants for 1,100,000 shares and 360,000 shares of the Company’s common stock (the “Warrants”). The Notes originally had a maturity date of October 20, 2022, but has been extended to January 31, 2024. In connection with the Notes, the Company issued a total of 250,000 shares as Origination Shares valued at fair market value of $277,500. There is no beneficial conversion feature since the conversion price is greater then the fair value of the shares.

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

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the year and three months ended September 30, 2023:

Principal Balance, December 31, 2021	$-
The Notes	2,000,000
Principal Balance, September 30, 2023 and December 31, 2022	$2,000,000

Interest expense for the Nine months ended September 30, 2023 on the Notes totals $118,359. Total interest expense for the year ended December 31, 2022, totaled $1,286,368 which includes $1,104,477 amortization of the origination shares and warrants discounts in connection with the Notes.

During the nine months ended September 30, 2023, the Notes were amended to change the conversion price of the Notes and exercise price of all outstanding warrants was reduced to $0.93 pursuant to down round protection provisions in the loan and warrant agreements and to extend the Notes to January 31, 2024. The change on the Notes conversion rate was a change from $2.79 and the change to the outstanding warrants exercise price was on 500,000 warrants with $6.00 price, 1,460,000 at $2.79 and 800,000 at $1.00. The amendment is considered a material modification of the Notes and the Company has used extinguishment accounting to account for the change. The fair value of the additional shares underlying the Note conversion and warrant exercise using the reduced conversion and exercise price was measured using the Black-Scholes valuation model. The fair value of the conversion feature totals $923,603 and the fair value of the warrants totals $196,730. The total loss on extinguishment of $1,120,333 has been included in other gains and losses.

Note 11 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at September 30, 2023 and December 31, 2022 was $49,166 and $47,533, respectively.

Note 12 – Capital Structure

Common Stock – The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with par value of $0.001. As of September 30, 2023 and December 31, 2022, there were 37,208,759 and 22,338,888 shares of common stock issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding.

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

Share and warrants issued in connection with convertible debt

During the year ended December 31, 2022, The Company issued 250,000 shares (the “Origination Shares”) in connection with the issuance of two convertible promissory notes (see Note 10 – Convertible Notes Payable) with a total face value of $2,000,000. The Origination Shares were valued at fair market value of $277,500.

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

Management return and cancellation of shares

On September 28, 2022, the Company received a letter from Nasdaq stating that, because the Company made certain share issuances outside of a shareholder approved equity compensation plan, Nasdaq had determined that the Company did not comply with Listing Rule 563(I). On July 26, 2022, the Company submitted a final compliance plan to Nasdaq consisting of the following corrective actions: (1) on July 20, 2022, the Company’s four executive officers (Messrs. John, Miller, and McKinnon and Dr. Wilson), all of whom are on the Company’s Board of Directors except for Mr. McKinnon, each cancelled 2,750 options issued to them in August 2021 pursuant to an Incentive Stock Option Forfeiture Agreement. The cancellation of the 11,000 options in total enabled the issuance of 11,000 shares to a non-executive employee that took place in 2021 to be reallocated to be accounted for as if it was originally issued under the 2020 Equity Incentive Plan. The Company’s Board of Directors passed a resolution on July 25, 2022, making the corresponding change to the Company’s books and records with regard to the 11,000 shares; and (2) on July 26, 2022, the same four executive officers, returned, and the Company cancelled, a total of 56,496 shares of common stock issued to them in 2021 outside of a shareholder approved equity compensation plan. Following the remedial measures, the Company was informed that the Company has regained compliance with the Rule and that this matter is now closed.

Nine months ended September 30, 2023 issuances:

Shares issued in Public Offering

Concurrently to the PIPE Agreement and Offering of Stock Warrants (see Note 13 below), the Company entered into a Securities Purchase Agreement (the “RD Agreement”) with certain purchasers, pursuant to which on January 23, 2023, 4,315,787 shares of common stock, par value $0.001 (the “Common Stock”), at a price of $0.70 per share were issued to the purchasers (the “RD Offering”). The Common Stock was issued pursuant to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission (the “Commission”) on September 28, 2022 (File No. 333- 267644) and declared effective on November 9, 2022. The aggregate gross proceeds to the Company from both the PIPE Offering and the RD Offering were approximately $4.1 million, with the purchase price of one share, one 3-year warrant and one 5-year warrant as $0.95. The net proceeds were $3,450,675.

Shares issued for services

During the Nine months ended September 30, 2023, the Company entered into Consulting Agreements under the terms of which the Company granted 1,775,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the issuance of the shares. The Company recognized $791,425 as stock-based compensation in the Nine months ended September 30, 2023 in connection with this issuances. As of December 31, 2022, the Company had not issued 100,000 of these shares which are included in common stock payable.

Shares issued for stock payable

During the Nine months ended September 30, 2023, the Company issued 300,000 shares which were included in Common Stock Payable at December 31, 2022.

Shares issued for purchase of assets

In July 2023, the Company entered into an Asset Purchase Agreement for the purchase of intellectual property relating to Safety Shot (see Note 8). The purchase price included the issuance of 5,000,000 shares of the Company’s restricted common stock.

Shares issued for exercise of warrants related to promissory notes

In August 2023, the Company issued a total of 1,200,000 shares upon exercise of warrants related to the Promissory Notes described in Note 10. The Company received $1,118,400 for the exercise.

Shares issued for purchase of warrants related to the Pipe transaction

In August and September 2023, the certain holders of warrants related to the PIPE transaction above, exercised a portion of their warrant holdings and the Company issued a total 2,379,084 shares of its common stock upon exercise. The Company received $2,217,374 for the exercise.

The following table sets forth the issuances of the Company’s shares of common stock for the year and Nine months ended September 30, 2023 as follows:

Balance December 31, 2021	24,046,001
Shares issued for services	925,000
Loan origination shares for promissory note	250,000
Shares repurchased from the market	(2,825,617)
Management shares cancelled	(56,496)
Balance December 31, 2022	22,338,888
Public offering	4,315,787
Shares issued for stock payable	300,000
Shares issued for services	1,675,000
Stock issued for asset purchase	5,000,000
Stock issued for conversion of warrants related to Notes	1,200,000
Stock issued for conversion of warrants related to PIPE	2,379,084
Balance September 30, 2023	37,208,759

Common Stock Payable

During the year ended 2021, the Company entered into two consulting agreement which call for a cash component and a stock component and during the year ended December 31, 2022, the Company entered into another consulting agreement which called for a cash component and a stock component. At December 31, 2022, the Company had accrued a total of $477,000 in stock payable relating to the consulting agreements.

During the nine months ended September 30, 2023, the Company issued 300,000 shares for valued at $192,000 from stock payable and entered into two agreements for inducement for $326,730 and three agreements for services totalling $113,500. The balance at September 30, 2023 was $725,230.

Note 13 – Warrants and Options

Warrants

Convertible Note Warrants: During the years ended December 31, 2022 and 2021, the Company issued a total of 2,760,000 warrants with an exercise price of between $1.00 and $6.00 with five-year terms, in connection with promissory notes.

Reporting Date	Relative Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
5/5 to 5/28/21	$308,231	5	6.00	$3.78-3.99	283-280%	0.0217
04/20/22	$706,977	5	$2.79	$1.11	281%	0.0287
11/11/22	$937,207	5	$1.00	$1.28	211%	0.0432

PIPE Warrants: On January 19, 2023, in a private placement, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 9,260,361 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share, with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. On February 15, 2023, the Company filed an S-1 Registration Statement (File No. 333-269794) covering the underlying shares of the Warrants.

Reporting Date	Relative Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
01/23/23	$2,311,614	3	$1.00	$0.65	287%	0.0388
01/23/23	$2,602,996	5	$1.00	$0.65	371%	0.0361

During the nine months ended September 30, 2023, the Company entered into three Investor Relations Consulting Agreements under the terms of which the Company issued 400,000 five-year warrants, with an exercise price between $1.00 and $1.40. The Company recorded an expense of $364,960 in connection with this issuance.

Reporting Date	Relative Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
08/10-08/21/23	$364,960	5	$1.00 -1.40	$0.87-1.18	151%	0.0421-0465

The following tables summarize all warrants outstanding as of September 30, 2023 and December 31, 2022, and the related changes during the period.

Exercise price is the weighted average for the respective warrants and end of period.

	Number of Warrants	Exercise Price

Balance at December 31, 2021	13,698,125	$3.24
Warrants issued in connection with Convertible Notes	1,460,000	.093
Warrants issued in connection with Convertible Notes	800,000	.093
Balance at December 31, 2022	15,958,126	$2.91
Warrants issued in Public Offering	9,260,554	.093
Warrants issued for services	400,000	1.23
Warrants exercised in connection with Convertible notes	(1,200,000)	0.93
Warrants exercised in connection with PIPE	(2,379,084)	0.93
Balance at September 30, 2023	22,039,596	$2.37

Warrants Exercisable at September 30, 2022	22,039,596	$2.37

Stock Options

In 2022, the Company issued a total of 3,250,000 options with an exercise price between $0.76 and $0.84 each with a five-year term to its Officers, Directors, and employees. The Company recorded an expense of $2,048,270 in connection with the Officers’, Directors’, and employees’ issuance.

During the nine months ended September 30, 2022, the Company entered into an Investor Relations and other Consulting Agreement under the terms of which the Company issued 300,000 two-year options, immediately vested, with an exercise price of $1.00. The Company recorded an expense of $142,169 in connection with this issuance.

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

Reporting Date	Number of Options	Term (Years)	Exercise Price	Grant Date	Market Price on Volatility Percentage	Fair Value
01/01/22	300,000	2	$1.00	$0.80	126%	$142,169
12/30/2022	3,250,000	5	$0.76 – 0.84	$0.77	166%	$2,048,270

During the nine months ended September 30, 2023, the Company entered into four employment and director agreements under the terms of which the Company issued 300,000 five-year options, with quarterly vesting, with an exercise price between $0.49 and $1.13 and 50,000 three-year options, immediately vesting with an exercise price of $0.46. The total fair value of the options $202,638. The fair value of the options is being amortized over the vesting period. The Company recognized $39,444 expense for the nine months ended September 30, 2023.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

Reporting Date	Number of Options	Term (Years)	Exercise Price	Grant Date	Market Price on Volatility Percentage	Fair Value
7//10 – 8/18/23	350,000	3-4	$0.46-1.13	$0.46-1.13	158-160%	$202,638

At September 30, 2023 the Company had 8,250,950 options outstanding.

Note 14 – Commitments and Contingencies

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at September 30, 2023 were ROU asset of $521,519, current portion of the lease liability of $206,015 and non-current portion of lease liability of $358,920. At December 31, 2022, the unamortized balances were ROU asset of $643,977, the current portion of the lease liability was $164,170 and non-current portion of the lease liability was $519,659.

Additionally, the Company recognized accreted interest expense of $26,120 and $60,626 and rent expense of $160,470 and $231,790 for the lease during the Nine months ended September 30, 2023 and year ended December 31, 2022, respectively.

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

Note 15 – Segment Reporting

The Company has two reportable segments: (i) sales and development of cannabidiol (CBD) based skin and wellness care and therapeutic products and (ii) sales of merchandise sold to theme parks. Sales of the theme park merchandise are made through the Company’s wholly owned subsidiary SRM Entertainment, Inc. Condensed financial information for the six-months ended September 30, 2023 and 2022, follow;

		2023	2022
Safety Shot	Revenue	$69,969	$91,329
	Cost of Sales	97,976	59,745
	Gross Profit (Loss)	$(28,007)	$31,584

SRM Entertainment	Revenue	$3,901,161	$5,199,807
	Cost of Sales	3,064,376	4,195,629
	Gross Profit (Loss)	$836,785	$1,004,178

Combined	Revenue	$3,971,130	$5,291,136
	Cost of Sales	3,161,352	4,255,374
	Gross Profit (Loss)	$808,778	$1,035,762

Note 16 – Subsequent Events

Subsequent to September 30, 2023, the Company issued 2,609,024 shares upon conversion of warrants.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2023 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward- looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “JUPW”, “SHOT” and the “Company” mean Safety Shot, Inc.

General Overview

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023 the Company acquired certain assets of GBB Drink Lab Inc which included the blood alcohol detox drink Safety Shot, an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol at a rate faster than would occur normally. Concurrently with the acquisition, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company plans on rolling out Safety Shot in 2024.

Safety Shot has a well-established clinical development infrastructure and fits within the Company’s existing over-the-counter and prescription-grade health and wellness products. The Company will continue its current products line as an operating division and is committed to supporting health and wellness by developing innovative solutions to a range of conditions. We take pride in our research and development of over-the-counter (OTC) products and intellectual property, which aim to address some of the most prevalent health and wellness concerns today. Our product pipeline includes a diverse range of products, such as hair loss treatments, eczema creams, vitiligo solutions, and sexual wellness products, that cater to different health and wellness needs. We are dedicated to staying up-to-date with the latest scientific research and technology, ensuring that our products are effective, safe, and meet the highest industry standards.

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

Products Roadmap

Safety Shot plans to launch initially online and through Amazon in the near future and plans to launch in Big Box stores in 2024.

The Company is advancing several formulations to address psoriasis and vitiligo (Photocil), increase the effectiveness of minoxidil to treat hair loss (JW-700 “minoxidil booster”), women’s sexual wellness (JW-500), and jellyfish sting prevention sunscreen (NoStingz), and atopic dermatitis/eczema (JW- 110).

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

SRM Entertainment

On December 9, 2022, The Company entered into a stock exchange agreement (the “Exchange Agreement”) with SRM Entertainment, Inc. (“SRM”) to govern the separation of SRM the Company. On May 26, 2023, we amended and restated the Exchange Agreement (the “Amended and Restated Exchange Agreement”) to include additional information regarding the distribution and the separation of SRM the Company. The separation as set forth in the Amended and Restated Exchange Agreement with Jupiter closed August 14, 2023. Pursuant to the Amended and Restated Exchange Agreement, on May 31, 2023, SRM issued to the Company 6,500,000 shares of SRM Common Stock (representing 79.3% of SRM’s outstanding shares of Common Stock) in exchange for 2 ordinary shares of SRM Ltd owned by the Company (representing all of the issued and outstanding ordinary shares of SRM) (the “Share Exchange”). On August 14, 2023, SRM consummated its Initial Public Offering (“IPO”), pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share. In connection with the Share Exchange and SRM’s IPO, the Company distributed 2,000,000 shares of SRM’s common stock to the Company’s stockholders and certain warrant holders (out of the 6.5 million shares issued in May 2023) which occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following such distribution, the Company owns 4.5 million of the 9,450,000 shares of common stock outstanding and SRM is now a minority owned subsidiary of the Company. SRM.

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

On January 19, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share, with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. Concurrently to the PIPE Agreement, the Company entered into a Securities Purchase Agreement (the “RD Agreement”) with certain purchasers, pursuant to which on January 23, 2023, 4,315,787 shares of common stock, par value $0.001 (the “Common Stock”), at a price of $0.70 per share were issued to the purchasers (the “RD Offering”). The Common Stock was issued pursuant to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission (the “Commission”) on September 28, 2022 (File No. 333-267644) and declared effective on November 9, 2022. The aggregate gross proceeds to the Company from both the PIPE Offering and the RD Offering were approximately $4.1 million, with the purchase price of one share, one 3- year warrant and one 5-year warrant as $0.95. The net proceeds were $3,450,675.

On March 31, 2023 the Company entered into a Financial Advisory Agreement (“FSA”) with Greentree Financial Group, Inc. to render certain professional services to the Company. In connection with the FSA, The Company issued 500,000 restricted shares of its common stock to Greentree.

On July 10, 2023, the Company entered into an asset purchase agreement (the “Agreement”) with GBB Labs, Inc., a Delaware corporation (“Buyer”), GBB Drink Lab Inc., a Florida corporation (“Seller”), 2V Consulting LLC, a Florida limited liability company, the Jarrett A Boon Revocable Trust Dated October 22, 2014, Gregory D. Blackman, an individual and Brothers Investment 7777. Pursuant to the Agreement, the Buyer shall purchase certain assets relating to the Seller’s business for a consideration comprising of: (a) the sum of Two Hundred Thousand U.S. Dollars (US $200,000) (the “Cash Purchase Price”); and (b) 5,000,000 Common Shares (the “Consideration Shares” and together with the Cash Purchase Price, collectively, the “Purchase Price”). The acquisition was closed on August 31, 2023.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the Nine months ended September 30, 2023 and 2022 and audited financial statements for the year ended December 31, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2023 or December 31, 2022.

Investments Held-to-Maturity

Investments that the Company’s management has the “positive intent and ability” to hold through maturity are classified and accounted for as hold- to-maturity investments (“HTM”). HTM investments are carried at amortized cost in the financial statements. For investments classified as HTM, no unrealized gains and losses will be recognized in financial statements.

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

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2023	2022	2022	2021
Numerator:
Net (loss)	(7,738,301)	(2,332,426)	(9,406,066)	(6,692,957)

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	29,836,485	21,530,012	27,370,658	22,191,644
Denominator for diluted earnings per share	29,836,485	21,530,012	27,370,658	22,191,644
Basic (loss) per share	(0.26)	(0.10)	(0.34)	(0.30)
Diluted (loss) per share	(0.26)	(0.10)	(.034)	(0.30)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of September 30, 2023 and December 31, 2022, the Company had not recognized an allowance for doubtful collections.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the Nine months ended September 30, 2022 and year ended December 31, 2021 and the cumulative translation gains and losses as of September 30, 2023 and December 31, 2022 were not material.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Debt Extinguishment and Modification

Any changes or modification to debt instruments must be examined to determine if the modification has any significant effect. If the changes or modifications are material, the change or modification must be accounted for as an extinguishment. If determined to be an extinguishment, the change or modification to the original debt is derecognized and a new debt is recognized. Any difference in the fair value is recognized as a gain or loss on extinguishment.

Deconsolidation

The Company will use Deconsolidation Accounting upon the loss of control of a subsidiary determined to be less than 50% owned. Upon deconsolidation, the Company will no longer present the subsidiary’s assets, liabilities, and results of operations in its consolidated financial statements. If the Company owns more than 20% but less than 50% the Company will continue to report under the Equity Method.

Equity Method for Investments

Investments in unconsolidated affiliates, which the Company exerts significant influence but does not control or otherwise consolidate, are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in investment in joint ventures in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in loss from equity method joint venture in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

Asset Purchases

The Company accounts for an acquisitive transaction determined to be an asset purchase based on the cost accumulation and allocation method, under which the costs to purchase the asset or set of assets are allocated to the assets acquired. No goodwill is recorded in connection with an asset purchase.

Investments in Marketable Securities

The Company’s Marketable Securities are considered Held-For-Trading (“HFT”) or Trading Assets. HTF- Trading securities are valued at their fair value when purchased/sold, and any unrealized gains or losses are recorded periodically on financial reporting dates as other income or loss.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $98,091.24 and $128,241 for the Nine months ended September 30, 2023 and 2022, respectively.

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

Results of Operations

For the three months ended September 30, 2023 and 2022

The following table provides selected financial data about us for the three months ended September 30, 2023 and 2022, respectively.

	September 30, 2023	September 30, 2022
Sales	$484,196	$1,568,925
Cost of Sales	425,812	1,155,617
Gross Profit (Loss)	58,384	413,308
Total operating expenses	(4,182,558)	(2,196,502)
Other income (expense)	(3,614,127)	(549,232)
Net Loss	$(7,738,301)	$(2,332,426)

Revenues and Cost of Sales

We generated $484,196 in revenues for the three months ended September 30, 2023 compared to $1,568,925 revenues in the three months ended September 30, 2022. Cost of sales were $425,812 for the three months ended September 30, 2023 compared to $1,155,617 for the for the three months ended September 30, 2022. Gross profit was $58,384 and $413,308, respectively for the three months ended September 30, 2023 and 2022.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $4,182,558 and $3,614,127 of other expenses for the three months ended September 30, 2023 compared to $2,196,502 and $549,232 of other expenses for the three months ended September 30, 2022.

Operating expenses for the three months ended September 30, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $170,633; (ii) research and development of $61,163; (iii) legal and professional expenses of $1,615,071, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $53,475; (v) depreciation and amortization of $68,671; (vi) general and administrative expenses of $968,516, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $1,245,029. Other income for the three months ended September 30, 2023 consisted of net interest expense of $50,779, loss on deconsolidation of SRM of $409,549, unrecognized loss on equity investments of $726,884 and other expenses of $2,426,915.

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

Income/Losses

Net losses were $7,738,301 and $2,332,426 for the three months ended September 30, 2023 and 2022, respectively.

For the Nine months ended September 30, 2023 and 2022

The following table provides selected financial data about us for the Nine months ended September 30, 2023 and 2022, respectively.

	September 30, 2023	September 30, 2022
Sales	$3,971,130	$5,291,136
Cost of Sales	3,162,352	4,255,374
Gross Profit (Loss)	808,778	1,035,762
Total operating expenses	(7,677,796)	(6,610,585)
Other income (expense)	(2,537,048)	(1,118,134)
Net Loss	$(9,406,066)	$(6,692,957)

Revenues and Cost of Sales

We generated $3,971,130 in revenues for the three months ended September 30, 2023 compared to $5,291,136 revenues in the Nine months ended September 30, 2022. Cost of sales were $3,162,352 for the Nine months ended September 30, 2023 compared to $4,255,374 for the for the Nine months ended September 30, 2022. Gross profit was $808,778 and $1,035,762, respectively for the nine months ended September 30, 2023 and 2022.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $7,677,796 and $2,537,048 of other loss for the Nine months ended September 30, 2023 compared to $6,610,585 and $1,118,134 of other expenses for the nine months ended September 30, 2022.

Operating expenses for the Nine months ended September 30, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $206,047; (ii) research and development of $98,091; (iii) legal and professional expenses of $2,606,407, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $164,989; (v) depreciation and amortization of $113,475; (vi) general and administrative expenses of $3,023,758, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $1,465,029. Other income for the Nine months ended September 30, 2023 consisted of net interest expense of $163,895, loss on deconsolidation of SRM of $409,549, unrecognized loss on equity investments of $726,884 and other expenses of $1,236,720.

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

Income/Losses

Net losses were $9,406,066 and $6,692,957 for the Nine months ended September 30, 2023 and 2022, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are not effective this quarter in reaching that level of assurance as evidenced by the number and magnitude of adjustments made by our external auditors.

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

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the Nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2022, Safety Shot, Inc. (the “Company”) entered into a $1,500,000 Loan Agreement (the “Greentree Loan”). Pursuant to the Greentree Loan the Company issued a Convertible Promissory Note in the principal amount of $1,500,000 (the “Greentree Note”) and the issuance of a Common Stock Purchase Warrant for 1,100,000 shares of the Company’s common stock (the “Greentree Warrant”). The Greentree Note has a maturity date of January 31, 2024.

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

On July 10, 2023, the Company entered into an asset purchase agreement (the “APA”) with GBB Labs, Inc., a Delaware corporation (“Buyer”), GBB Drink Lab Inc., a Florida corporation (“Seller”), 2V Consulting LLC, a Florida limited liability company, the Jarrett A Boon Revocable Trust Dated October 22, 2014, Gregory D. Blackman, an individual and Brothers Investment 7777. Pursuant to the Agreement, the Buyer shall purchase certain assets relating to the Seller’s business for a consideration comprising of: (a) the sum of Two Hundred Thousand U.S. Dollars (US $200,000) (the “Cash Purchase Price”); and (b) 5,000,000 restricted Common Shares (the “Consideration Shares” and together with the Cash Purchase Price, collectively, the “Purchase Price”). The Consideration Shares were issued on August 29, 2023 and the acquisition was closed on August 31, 2023.

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

Safety Shot, Inc.

Dated: November 16, 2023	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

