Form 10-Q/A
period 2023-09-30
Safety Shot, Inc.
filed 2024-01-05
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Safety Shot, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No.1 (the “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2023, to reclassify the financial statements in its Quarterly Report on Form 10-Q (the “Original Form 10-Q”) for the nine months ended September 30, 2023 that was originally filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2023.

Background of Reclassification

Through a series of exchange agreements ( collectively the “Exchange Agreement”) that the Company entered into with SRM Entertainment Limited with respect to the separation of the business of SRM Ltd from the Company which separation closed on August 14, 2023 (the “Separation Date”). Pursuant to the Exchange Agreement, SRM issued to the Company 6,500,000 shares of SRM Common Stock (the “Exchange Shares”), representing 79.3% of SRM’s outstanding shares of Common Stock, in exchange for 2 ordinary shares of SRM Ltd owned by the Company (representing all of the issued and outstanding ordinary shares of SRM Ltd). On August 14, 2023, SRM completed its Initial Public Offering (“IPO”), pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share. In connection with the Share Exchange and SRM’s IPO, the Company distributed 2,000,000 shares of the 6,500,000 Exchange Shares to the Company’s stockholders and certain warrant holders (the “Distribution”). The Distribution occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following the Distribution, the Company owns 4,500,000 of the 9,450,000 shares of SRM’s outstanding common stock. As a result, SRM is no longer consolidated and is now accounted for using the equity method of accounting.

The financial statements included herein for the period immediately preceding the effective date of the Share Exchange have been reclassified to reflect the respective SRM Ltd assets and liabilities as being held for sale and the operations of SRM Ltd are reflected as discontinued operations.

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

1

Item 1. Financial Statements

Safety Shot, Inc.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

	Nine months Ended September 30, 2023 (Unaudited)	Year ended December 31, 2022 (Audited)
Assets
Cash	$4,387,797	$1,477,552
Marketable Securities	2,281,074	-
Inventory	93,663	151,204
Account receivable	3,012	26,440
Prepaid expenses and deposits	605,818	116,389
Investment in affiliates	794,717	2,909,674
Loan receivable from SRM Entertainment Ltd	-	1,458,914
Current assets held for sale	-	611,316
Total current assets	8,166,081	6,751,489
Long-Term Assets
Right of use assets	521,519	643,977
Intangible assets, net	-	-
Goodwill	-	-
Intellectual property, net	2,612,907	-
Fixed assets, net	30,923	52,494
Assets held for sale	-	1,242,803
Total assets	$11,331,430	$8,690,763

Liabilities and Shareholders’ Equity
Accounts Payable	$1,689,697	$1,548,384
Convertible notes, net of discounts	2,000,000	2,000,000
Current portion of lease liability	206,015	164,170
Accrued interest	229,261	110,905
Accrued liabilities	89,245	41,326
Covid - 19 SBA Loan	49,166	47,533
Current liabilities held for sale	-	593,192
Total current Liabilities	4,263,384	4,505,510

Long-term portion lease liability	358,920	519,659
Total liabilities	4,622,304	5,025,169
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, of which 37,208,759 and 22,338,888 shares issued and outstanding as of September 30, 2023 and December 31, 2022	37,209	22,339
Additional paid-in capital	65,950,427	53,763,929
Common stock payable	725,230	477,000
Accumulated deficits	(60,003,740)	(50,597,674)
Total Shareholders’ Equity	6,709,126	3,665,594

Total Liabilities and Shareholders’ Equity	$11,331,430	$8,690,763

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Statement of Operations

For the Three and Nine months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Sales	$11,877	$85,467	$69,968	$125,417
Cost of Sales	46,438	74,365	97,977	93,869
Gross profit (loss) from continuing operations	(34,561)	11,102	(28,009)	31,548

Operating expense
General and administrative expenses	4,090,608	1,977,175	7,040,858	5,043,504
Impairment of Promissory Note	-	-	-	1,000,000
	4,090,608	1,977,175	7,040,858	6,043,504
Other income / (expense)
Interest income	56,113	483	56,802	1,410
Interest expense	(54,751)	(549,715)	(168,869)	(1,124,371)
Other income / (expense)	(2,426,915)		(1,236,720)	4,813
Unrecognized gain / (loss) on equity investment	(726,884)	-	(726,884)	-
Total other income (expense)	(3,152,437)	(549,232)	(2,075,671)	(1,118,148)

Net (loss) from continuing operations	$(7,277,606)	$(2,515,305)	$(9,144,538)	$(7,130,104)

Income (loss) from discontinued operations	(460,695)	182,879	(261,528)	437,147

Net (loss)	$(7,738,301)	$(2,332,426)	$(9,406,066)	$(6,692,957)

Net (loss) per share:
Basic	$(0.26)	$(0.10)	$(0.34)	$(0.30)

Weighted average number of shares
Basic	29,836,485	21,530,012	27,370,658	22,191,644

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

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Statement of Cash Flows

For the Nine months Ended September 30, 2023 and 2022

(Unaudited)

	2023	2022
Cash flows from continuing operating activities:
Net (loss)	$(9,144,538)	$(7,130,104)
Depreciation & Amortization	112,442	16,204
Gain on sale of fixed assets	(23,308)	(3,702)
Impairment IP	-	1,000,000
Fair value of options issued for services	39,444	142,169
Fair value of shares issued for services	791,425	400,860
Fair value of shares issued for inducement	326,730	-
Fair value of warrants issued for services	364,960	-
Amortization of debt discount	-	996,879
Amortization of Clinical research agreement	-	212,500
Loss on extinguishment	1,120,333	-
Unrealized gain/loss on equity investment	726,884	-
Realized gain/loss on sale of marketable securities	(216,664)	-
Unrealized loss on marketable securities	356,359	-
Bad debt	4,816	2,266

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	(181,946)	(284,538)
Right of Entry asset	122,458	114,004
Accounts receivable	371,803	(28,767)
Inventory	94,157	(148,489)
Accounts payable	(59,862)	(292,547)
Accrued liabilities	130,938	68,162
Lease liability	(118,894)	(94,078)
Net cash (used in) continuing operating activities	(5,182,463)	(5,029,182)

Cash flows from discontinued operating activities:
Income (loss) from discontinued operations	(261,528)	437,147
Reclassification of assets and liabilities to held for sale	863,065	(437,409)
Cash provided from discontinued operations	601,537	22,662

Cash flows from investing activities:
Cash paid for purchase of assets	(200,000)	(10,707)
Cash paid for research agreement	-	(1,500,000)
Cash paid for marketable securities	(14,332)	-
Cash paid for purchase of fixed assets	(108,954)	(1,000,000)
Cash paid for SRM Inc.	(390,478)	-
Cash received from SRM Ltd.	1,534,814	-
Cash received for sale of marketable securities	665,631	-
Net change to value of marketable securities	345,032	-
Cash paid for investment	(508,800)	-
Proceeds from sale of assets	39,100	43,000
Net cash (used in) investing activities	1,362,013	(2,467,707)

Cash flows from financing activities:
Shares issued for cash	6,786,449	-
Cash paid for Treasury Stock	-	(2,880,045)
Proceeds from Promissory notes	-	1,880,000
Loans to affiliates	(699,952)	-
Borrowings on debt	199,097	241,272
Payments on debt	(156,436)	(187,711)
Net cash (used in) provided by financing activities	6,129,158	(946,484)

Net (decrease) in cash and cash equivalents	2,910,245	(8,443,635)

Cash and cash equivalents at the beginning of the period	1,477,552	11,225,038

Cash and cash equivalents at the end of the period	$4,387,797	$2,781,403

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash items:	-
Fair value of Warrants issued and beneficial conversion feature in connection with convertible notes	$-	$706,977
Reclassification of Held to Maturity investments to Marketable Securities	$3,417,100	$-
Shares issued from stock payable for services	$192,000	$-
Shares issued for GBB asset purchase	$2,468,500	$-
Reclassification for SRM Ltd deconsolidation	$146,800	$-
Common stock issued in connection with promissory notes	$-	$277,500
Treasury shares cancelled	$-	$2,579,894
Cancellation of shares issued to management	-	$57

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Notes to Financial Statements

For the Nine months Ended September 30, 2023 and Year Ended December 31, 2022

(Unaudited)

Note 1 – Organization and Business Operations

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023 the Company acquired certain assets of GBB Drink Lab Inc which included the blood alcohol detox drink Safety Shot, an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol at a rate faster than would occur normally. Concurrently with the purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched Safety Shot in December 2023.

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

Going Concern Consideration

As of September 30, 2023 and December 31, 2022, the Company had an accumulated deficits of $60,003,740 and $50,597,674, respectively, and cash flow used in operations of $5,182,463 for the nine months ended September 30, 2023 and $6,448,078 and $6,523,441 for the years ended December 31, 2022 and 2021. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. As of September 30, 2023 and December 31, 2022, the Company had $4,387,797 and $1,477,552, respectively, in cash and working capital of $3,902,697 and $2,245,979, respectively. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

Note 2 – Significant Accounting Policies Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness, Inc., a Florida corporation, and Jupiter Wellness Investments, Inc., a Florida corporation at September 30. 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022. All intercompany accounts and transactions have been eliminated. The Company adopted the FASB Accounting Standards Update No. 2014-08 Discontinued Operations requiring entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Effective August 14, 2023, the Company sold SRM Entertainment Ltd, (“SRM”) a previously wholly owned subsidiary. Financial statements preceding the effective date of the sale have been reclassified to reflect the respective SRM assets and liabilities as being held for sale and the operations of SRM are reflected a discontinued operation.

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

Discontinued Operations

The Company adopted the FASB Accounting Standards Update No. 2014-08 Discontinued Operations requiring entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Effective August 14, 2023, the Company sold SRM Entertainment Ltd, (“SRM”) a wholly owned subsidiary. Financial statements preceding the effective date of the sale have been reclassified to reflect the respective SRM assets and liabilities as being held for sale and the operations of SRM are reflected a discontinued operation.

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

Assets and liabilities Held for Sale

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

The Company has reclassified all of the assets and liabilities of SRM held prior to the to the Share Exchange as assets and liabilities held for sale.

At September 30, 2023, the Company had no assets or liabilities held for sale. At December 31, 2022, the Company had current assets held for sale totaling $611,316, long term assets held for sale totaling $1,242,803 and liabilities held for sale totaling $593,192.

The following table presents the major classes of assets and liabilities of discontinued operations reported in the consolidated balance sheets:

	September 30,	December 31,
	2023	2022
Cash	$-	$453,516
Inventory	-	290,200
Account receivable	-	621,090
Prepaid expenses and deposits	-	697,725
Investment in Affiliate	-	7,699
Loan to SRM	-	(1,458,914)
Total current asset held for sale	-	611,316

Intangible assets	-	291,533
Goodwill	-	941,937
FF&E	-	9,333
Assets held for sale	-	1,242,803
Total assets	$-	$1,854,119

Accounts Payable	$-	$532,899
Accrued liabilities	-	114,156
Total current Liabilities	$-	$647,055

The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Sales	$472,319	$1,517,546	$3,901,162	$5,165,719
Cost of Sales	379,374	1,115,376	3,064,376	4,161,505
Gross profit	92,945	402,170	836,786	1,004,214

Operating expense	91,951	219,291	636,937	567,067
Other (income) expense	461,690	-	461,377	-
Total expenses	553,641	219,291	1,098,314	567,067
Net income (loss) from discontinued operations	$(460,696)	$182,879	$(261,528)	$437,147

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

Reclassifications

Certain current and prior period balances have been adjusted to reflect current period presentation.

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

Note 3 – Accounts Receivable

At September 30, 2023 and December 31, 2022, the Company had accounts receivable of $3,012 and $26,440, respectively. The decrease is attributable to the spin-off of SRM Ltd.

Note 4 – Prepaid Expenses and Deposits

At September 30, 2023 and December 31, 2022, the Company had prepaid expenses and deposits of $605,818 and $116,389, respectively consisting primarily of deposits and prepayments on purchase orders.

Note 5 – Inventory

At September 30, 2023 and December 31, 2022, the Company had inventory of $93,663 and $151,204, consisting of finished goods, raw materials and packaging supplies.

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

At September 30, 2023 and December 31, 2022, the Company had accrued liabilities totalling $89,245 and $41,326, respectively.

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

During the nine months ended September 30, 2023, the Company issued 300,000 shares for valued at $192,000 from stock payable and entered into two agreements for inducement for $326,730 and three agreements for services totaling $113,500. The balance at September 30, 2023 was $725,230.

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

Note 15 – Subsequent Events

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

General Overview

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023 the Company acquired certain assets of GBB Drink Lab Inc which included the blood alcohol detox drink Safety Shot, an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol at a rate faster than would occur normally. Concurrently with the acquisition, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched Safety Shot in December 2023.

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

Products Roadmap

Safety Shot launched initially online and through Amazon in the near future and plans to launch in Big Box stores in 2024.

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

We have conducted extensive research and experimentation involving a substantial number of subjects under the influence of intoxicants. Our findings indicate that the Safety Shot drink has proven to reduce alcohol absorption. Furthermore, in diverse cases, it has demonstrated a reduction in Blood Alcohol Content, as measured by the premier Breathalyzer in the market. The observable enhancements in cognitive abilities among the test subjects have been meticulously documented.

The Company engaged Angelshark Consulting, LLC to conduct a Safety Shot product test, which took place on September 15, 2023. The investigation aimed to explore the impact of Safety Shot on blood alcohol content (BAC) during a controlled event where volunteer participants consumed alcoholic beverages. The study encompassed various Various motor skill Assessments, including breathalyzer assessments, evaluations of energy levels and speech, as well as tests related to participants’ ability to touch their nose. The informal study suggested that Safety Shot significantly reduced %BAC. However, confounding factors, such as the timing of breathalyzer tests, food consumption, and water intake during the 30-minute interval after Safety Shot administration, were acknowledged, indicating the need for further controlled research.

Furthermore, the study delved into the effects of Safety Shot on energy levels and speech. While there was a reported increase in energy levels after Safety Shot administration, the sample size was considered insufficient for robust statistical analysis. Speech tests indicated a slight reduction in mistakes, with confounding variables such as participants’ familiarity with tongue twisters being noted. Despite positive indications, the report emphasized the necessity for more research under controlled conditions to validate Safety Shot’s effects on BAC, energy levels, and motor skill functionality. The study concluded with recommendations for refining the product taste and addressing confounding elements in future research.

In October 2023, the Company commissioned the Center for Applied Health Sciences (CAHS) in Canfield, Ohio, to serve as its primary Contracted Research Organization (CRO) for a study titled: “Effects of a Multi-Ingredient Supplement Consisting of Vitamins, Minerals, and Botanicals in Healthy Subjects on Various Psychometric and Physiologic Indices of Affect After Moderate Alcohol Consumption.” The study will involve a minimum of 36 subjects who have been thoroughly screened (healthy individuals of legal drinking age) to participate in a double-blind, placebo-controlled, crossover-designed investigation examining the impacts of alcohol both before and after the consumption of Safety Shot. Subjects will be randomly assigned either the drink itself or a placebo, following a specific protocol to induce blood alcohol elevation. Measurements, including breathalyzer and blood drawings, will be conducted to determine blood alcohol concentration (BAC), various psychomotor skill abilities, diverse health and wellness markers, and urinalysis markers assessing how alcohol is metabolized and its effects on mental clarity. Subjects will return after a one-week washout period for re-testing with the exact protocols but will be given the alternative sample. Throughout the study, a physician will be present to monitor the proceedings. Subjects will not be allowed to operate their own vehicles and will be provided with transportation. A third-party organization (Substantiation Sciences Inc. in Weston, FL) has been appointed to audit the entire study, ensuring accuracy and adherence to the protocol.

The study has received approval from the Institutional Review Board (IRB) for studies involving human subjects, and recruitment is currently underway. Subjects are anticipated to undergo baseline assessments and health screenings starting next week, with the actual testing protocol commencing in the following days. The study is projected to extend over several months in the event that the minimum required number of participants (36) is not attained promptly. Preliminary results will be available shortly after, with subsequent submission to various research journals determined by the science team.

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

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness, Inc., a Florida corporation, and Jupiter Wellness Investments, Inc., a Florida corporation at September 30. 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022. All intercompany accounts and transactions have been eliminated. The Company adopted the FASB Accounting Standards Update No. 2014-08 Discontinued Operations requiring entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Effective August 14, 2023, the Company sold SRM Entertainment Ltd, (“SRM”) a previously wholly owned subsidiary. Financial statements preceding the effective date of the sale have been reclassified to reflect the respective SRM assets and liabilities as being held for sale and the operations of SRM are reflected a discontinued operation.

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

Assets and liabilities Held for Sale

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

The Company has reclassified all of the assets and liabilities of SRM held prior to the to the Share Exchange as assets and liabilities held for sale.

At December 31, 2022 and 2021, the Company had current assets held for sale totaling $611,316 and 322,525, respectively, long term assets held for sale totaling $1,242,803 and $1,313,735 and liabilities held for sale totaling $593,192 and $647,055, respectively.

The following table presents the major classes of assets and liabilities of discontinued operations of Communications reported in the consolidated balance sheets:

	December 31,
	2022	2021
Cash	$453,516	$529,520
Inventory	290,200	55,482
Account receivable	621,090	688,768
Prepaid expenses and deposits	697,725	551,376
Investment in Affiliate	7,699	-
Loan to SRM	(1,458,914)	(1,502,621)
Total current asset held for sale	611,316	322,525

Intangible assets	291,533	364,417
Goodwill	941,937	941,937
Fixed assets	9,333	7,381
Assets held for sale	1,242,803	1,313,735
Total assets	$1,854,119	$1,636,260

Accounts Payable	$378,804	$532,899
Accrued liabilities	214,388	114,156
Total current Liabilities	$593,192	$647,055

The following table presents the components of discontinued operations in relation to Communications reported in the consolidated statements of operations:

	Year ended December 31,
	2022	2021
Sales	$6,076,116	$2,693,131
Cost of Sales	4,845,217	2,137,699
Gross profit	1,230,899	555,432

Operating expense	887,495	659,074
Other (income) expense	(768)	3,339
Total expenses	886,727	662,413
Net income (loss) from discontinued operations	$344,172	$(106,981)

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

Results of Operations

For the three months ended September 30, 2023 and 2022

The following table provides selected financial data about us for the three months ended September 30, 2023 and 2022, respectively.

	September 30, 2023	September 30, 2022
Sales	$11,877	$85,467
Cost of Sales	46,436	74,365
Gross Profit (Loss)	(34,561)	11,102
Total operating expenses	(4,090,608)	(1,977,175)
Other income (expense)	(3,152,437)	(549,232)
Net Loss from operations	$(7,277,606)	$(2,515,305)
Income from discontinued operations	(460,695)	182,879
Net (loss)	$(7,738,301)	$(2,332,426)

Revenues and Cost of Sales

We generated $11,877 in revenues for the three months ended September 30, 2023 compared to $85,467 revenues in the three months ended September 30, 2022. Cost of sales were $46,436 for the three months ended September 30, 2023 compared to $74,365 for the for the three months ended September 30, 2022. Gross profit (loss) was ($34,561) and $11,102, respectively for the three months ended September 30, 2023 and 2022.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $4,090,608 and other expenses of $3,152,437 for the three months ended September 30, 2023 compared to $1,977,155 and other expenses of $549,232 for the three months ended September 30, 2022.

Operating expenses for the three months ended September 30, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $170,633; (ii) research and development of $61,163; (iii) legal and professional expenses of $1,613,981, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $49,547; (v) depreciation and amortization of $67,355; (vi) general and administrative expenses of $872,884, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $1,245,029. Other income for the three months ended September 30, 2023 consisted of interest income of $56,113, interest expense of $54,751, unrecognized loss on equity investments of $726,884 and other expenses of $2,426,893.

Operating expenses for the three months ended September 30, 2022 were in connection with our daily operations as follows: (i) marketing expenses of $9,575; (ii) research and development of $3,876; (iii) legal and professional expenses of $942,618, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $46,054; (v) depreciation and amortization of $4,382; (vi) general and administrative expenses of $674,810, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $295,860. Other income for the three months ended September 30, 2022, consisted of interest income of $549,246.

Discontinued operations

During the three months ended September 30, 2023, the Company had a loss of ($460,695) from discontinued operations and income of $182,879 for the three months ended September 30, 2022.

Income/Losses

Net losses were $7,738,301 and $2,332,426 for the three months ended September 30, 2023 and 2022, respectively.

For the Nine months ended September 30, 2023 and 2022

The following table provides selected financial data about us for the Nine months ended September 30, 2023 and 2022, respectively.

	September 30, 2023	September 30, 2022
Sales	$69,968	$125,417
Cost of Sales	97,977	93,869
Gross Profit (Loss)	(28,008)	31,548
Total operating expenses	(7,040,858)	(6,043,504)
Other income (expense)	(2,075,671)	(1,118,148)
Net Loss from operations	$(9,144,538)	$(7,130,104)
Income from discontinued operations	(261,528)	437,147
Net (loss)	$(9,406,066)	$(6,692,957)

Revenues and Cost of Sales

We generated $69,968 in revenues for the nine months ended September 30, 2023 compared to $125,417 revenues in the Nine months ended September 30, 2022. Cost of sales were $97,977 for the Nine months ended September 30, 2023 compared to $93,869 for the for the Nine months ended September 30, 2022. Gross profit (loss) was ($28,008) and $31,548, respectively for the nine months ended September 30, 2023 and 2022.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $7,040,858 and $2,075,671 of other loss for the Nine months ended September 30, 2023 compared to $6,043,504 and $1,118,148 of other expenses for the nine months ended September 30, 2022.

Operating expenses for the Nine months ended September 30, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $206,047; (ii) research and development of $98,091; (iii) legal and professional expenses of $2,563,047, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $156,870; (v) depreciation and amortization of $110,674; (vi) general and administrative expenses of $2,441,100, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $1,465,029. Other income for the Nine months ended September 30, 2023 consisted of net interest income of $56,802, interest expense of $168,869, unrecognized loss on equity investments of $726,884 and other expenses of $1,236,720.

Operating expenses for the nine months ended September 30, 2022 were in connection with our daily operations as follows: (i) marketing expenses of $78,719; (ii) research and development of $132,117; (iii) legal and professional expenses of $1,753,640, consisting of corporate advisory services, annual report preparation fees, investor relations, and general corporate governance fees; (iv) rent and utilities of $128,006; (v) depreciation and amortization of $52,646; (vi) general and administrative expenses of $3,355,347, consisting of $1,000,000 impairment of a promissory note, payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; and (vii) stock based compensation of $543,029. Other income for the Nine months ended September 30, 2023 consisted of net interest expense of $1,122,961 (which includes $876,926 of amortization of original issue discount and Warrant discount on convertible promissory notes) and other income of $4,813.

Discontinued operations

During the nine months ended September 30, 2023, the Company had a loss of $261,528 from discontinued operations and income of $437,147 for the nine months ended September 30, 2022.

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

Safety Shot, Inc.

Dated: January 5, 2024	/s/ Brian S. John
Brian S. John
Chief Executive Officer
(Principal Executive Officer Officer)

