Form 10-K
period 2023-12-31
Safety Shot, Inc.
filed 2024-04-01
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

Commission File Number: 001-39569

Safety Shot, Inc.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximately $23,239,675 as of June 30, 2023.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 28, 2024, was 49,220,273.

This Annual Report on Form 10-K includes the accounts of Safety Shot, Inc., a Delaware corporation (“Safety Shot”). References in this Report to “we”, “our”, “us”. “Shot”, or the “Company” refer to Safety Shot, Inc. and its consolidated subsidiaries unless the context dictates otherwise.

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

PART I

ITEM 1. BUSINESS

Overview

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the functional beverage Safety Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its dietary supplement Safety Shot Beverage (the “Safety Shot Beverage”). Concurrently with the asset purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched its e-commerce sale of the Safety Shot Beverage in December 2023.

The Safety Shot Beverage has been formulated to reduce the accumulation of blood alcohol. Noteworthy is the fact that the Safety Shot Beverage comprises 28 active ingredients, all falling under the Generally Regarded As Safe (GRAS) category. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act (the Act), any substance that is intentionally added to food is a dietary supplement, that is subject to premarket review and approval by FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use, or unless the use of the substance is otherwise excepted from the definition of a dietary supplement.

It’s crucial to note that the Safety Shot Beverage is currently manufactured in a facility adhering to Good Manufacturing Practices (GMP), ensuring the highest standards of quality and safety throughout its production process. The Company currently maintains a workforce comprising eight full-time employees of its own.

Specializing in Consumer Packaged Goods, our focus centers on the commercialization of a 12-ounce beverage positioned as a dietary supplement. Beyond our existing product, we are actively pursuing a future product line, including a convenient powdered stick pack version. This strategic expansion aligns with our corporate vision to address evolving consumer demands, positioning the Company in the market for dietary supplements. We believe that this initiative not only enriches our product portfolio but also emphasizes our dedication to innovation and adaptability, catering to the discerning preferences of health-conscious consumers. The Company intends to continue its current product lines, except for its products which contain CBD, which the Company no longer sells. Our product pipeline also includes a diverse range of products, such as hair loss treatments, vitiligo solutions, and sexual wellness products, that cater to different health and wellness needs and our commitment to supporting health and wellness by developing innovative solutions to a range of conditions but will focus our efforts on the commercialization of the Safety Shot Beverage.

The Safety Shot Beverage has established a development infrastructure that the Company believes fits with its existing over-the-counter and prescription-grade health and wellness products.

To achieve our mission, we rely on our team of highly skilled and experienced professionals who are committed to advancing our vision of health and wellness. Our team includes individuals with scientific backgrounds, an experienced researcher, product developers, and business experts who collaborate to create new products and enhance existing ones. We also seek to partner with industry leaders and organizations to gain access to the latest technologies and expand our reach.

We generate revenue through various channels, our primary sales include our “nostingz” suncare products which are sold through e-commerce platforms, licensing revenues from Photocil and sales of the Safety Shot Beverage. Photocil is currently sold in India through a licensing agreement. We received FDA approval of our labelling and composition to sell Photocil as an OTC product in the US and plan to relaunch the product in the US in the fourth quarter of 2024 through e-commerce channels. Safety Shot Beverage is currently sold through e-commerce and social media platforms. Additionally, we are collaborating with other companies to license our intellectual property, to create additional revenue streams and expand our global presence. At present, we do not experience concentration risk or dependence on major customers.

We maintain a diverse network of raw material suppliers integral to our production processes. Acquisition strategies encompass both direct procurement and collaborative efforts with our co-packers. The selection of suppliers is contingent upon various factors, including ingredient specificity, availability, and other essential considerations. Notably, these suppliers coincide with those currently providing materials to other facilities engaged in the manufacturing of drinks, powders, tablets, and capsules. Our roster of suppliers comprises reputable entities such as Jiaherb, Compound Solutions, Kyowa-Hakko, Mitsubishi Ingredients, Nura, Sensapure Flavors, Brenntag, E3 Ingredients, Ingredients Online, among others. This strategic alliance with established industry players underscores our commitment to sourcing high-quality raw materials essential for the production of our innovative product line. Furthermore, our approach to supplier relationships reflects a dedication to maintaining a seamless and reliable supply chain. We believe that this not only ensures the consistency of our current offerings but also positions us favorably for future developments. The Management believes that as we continue to expand our product portfolio, we believe that these partnerships with trusted suppliers play a pivotal role in upholding the standards that we expect of our brand.

As a result of recent changes to the laws governing CBD products, as well as the declining popularity of CBD products, the Company no longer markets or sells any CBD products. The Company hopes to find a suitor or partner to dispose of its CBD related assets but has not entered into any agreements to do so.

Products Roadmap

The Safety Shot Beverage was launched on our own website and through Amazon in December 2023 and is currently speaking with Big Box stores with the intention to launch by the end of the first quarter or early second quarter of 2024.

The Company is advancing several formulations to address psoriasis and vitiligo (Photocil), increase the effectiveness of minoxidil to treat hair loss (JW-700 “minoxidil booster”), women’s sexual wellness (JW-500), and jellyfish sting prevention sunscreen (NoStingz). The Company halted testing related to its atopic dermatitis product and all other compounds and products containing CBD.

Photocil was launched commercially in India in Q3 2022 as a treatment for vitiligo and psoriasis. Photocil is a topical cream that works with natural sunlight to provide patients with safe and effective phototherapy at home by blocking harmful radiation and permitting the passage of therapeutic UV radiation from the sun. The Company plans to re-launch Photocil in the US in the fourth quarter of 2024. The product is an OTC cosmetic product using a USP monographed compound as a skin protectant. The product labelling and ingredients were approved by the FDA.

NoStingz provides an effective barrier against the stinging mechanism of jellyfish cnidocyte preventing the delivery of venom to the victim. Applied like other topical sun screen products, the product is clinically proven to protect users from jellyfish, sea lice, and UVA/UVB rays. It is not intended to treat jellyfish or sea lice bites. As the product contains ingredients with well-established safety profiles it did not require pre-market FDA approval ahead of product launch. Its manufacturing, labeling and components comply with FDA regulations for sunscreens.

JW-700, currently being licensed abroad and developed for US launch, the product has been clinically shown to increase the enzymes needed for minoxidil to work, sulfotransferase enzymes, by using the product topically in conjunction with topical minoxidil. Additional studies and formulation work are ongoing. The Company intends to launch JW-700 in the U.S in the fourth Quarter of 2024.

JW-500 was born out of clinical trials designed to establish a topical treatment for the restoration of nipple sensitivity for breast augmentation patients, in addition to patients who had undergone chemotherapy or lumpectomy surgery following a cancer diagnosis. The Company plans to complete the formulation and test launch the product in Q4, 2024.

Design of SS-100 formulation will be completed after the reviewing the results of the on-going clinical trial of the Safety Shot Beverage. Thereafter the Company plans to set up a Pre-IND meeting with the FDA, unlike Safety Shot Beverage which does not require FDA approval on grounds of being a dietary supplement product. SS-100 will be classified as a drug as it will used to treat acute alcohol poisoning which the Company believes meets the definition of a rare disease as described below, and will require filing an IND with the FDA and conducting clinical trials to determine safety and efficacy. The Company plans to seek Orphan Drug Designation for SS-100, a modified version of Safety Shot Beverage. Given that the FDA defines a drug as Orphan if it is used for the treatment, prevention or diagnosis of a rare disease or condition, which is one that affects less than 200,000 persons in the US (which equates to approximately 6 cases per 10,000) and that Acute Alcohol Poisoning (which has ~ 10% fatality rate and has ~20,000 cases in US) meets these criteria and therefor it meets the criteria for Orphan Drug Designation. Orphan Drug status provides certain benefits to the Company including exclusive marketing and development rights, tax credits and fee waivers. The development of the modified Safety Shot Beverage which we call SS-100 designed to treat acute alcohol poisoning will require the filing of an IND and controlled clinical trials to establish safety and efficacy. As with any other drug, the Company will be required to take the steps necessary to have any drug approved. The main steps are (i) the request for a pre-IND meeting with the FDA for feedback on clinical plans, (ii) based on the feedback from (i) to file an IND, (iii) subject to IND acceptance by the FDA conduct Phase 1, phase 2 and Phase 3 clinical trials and then submit an NDA for product approval. A company seeking orphan drug designation for a drug must submit a request for designation to the agency. The company requesting designation of the same drug for the same rare disease or condition as a previously designated product must submit their own data and information to support their designation request. Orphan drug designation is a separate process from seeking approval or licensing. Drugs for rare diseases go through the same rigorous scientific review process as any other drug for approval or licensing. Without receiving such product approval, the drug product can’t be sold.

For a detailed timeline of the products, please see “Our Business – Product Roadmap” section on page 43.

Research and Development

Our research and development team in continually looking to develop new therapeutic products, while continually improving and enhancing our existing products and product candidates to address customer demands and emerging trends to develop more effective formulas for our JW-700 product.

We have conducted extensive research and experimentation involving a substantial number of volunteers under the influence of intoxicants. Our findings indicate that the Safety Shot Beverage can reduce a person’s Blood Alcohol Content, as measured by the premier Breathalyzer in the market. The observable enhancements in cognitive abilities among the test subjects have been carefully documented. See “Business-Research and Development”

The Company incurred research and development expenses of $100,591 and $1,637,117 for the years ended December 31, 2023 and 2022, respectively.

Sales and Marketing

We primarily sell our products through e-commerce websites including Amazon. To drive loyalty, word-of-mouth marketing, and sustainable growth, we invest in customer experience and customer relationship management. Our marketing investments are directed towards driving profitable growth through advertising, public relations, and brand promotion activities, including digital platforms, sponsorships, collaborations, brand activations, and channel marketing. Additionally, we continue to invest in our marketing and brand development efforts by investing capital expenditures on product displays to support our channel marketing via our retail partners. We are currently speaking with Big Box stores with the intention to launch end of the first quarter to early second quarter of 2024.

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

SRM Entertainment

The Company entered into a stock exchange agreement (the “Exchange Agreement”) with SRM Entertainment, Inc. (“SRM”) to govern the separation of SRM and the Company. On May 26, 2023, we amended and restated the Exchange Agreement (the “Amended and Restated Exchange Agreement”) to include additional information regarding the distribution and the separation of SRM and the Company. The separation as set forth in the Amended and Restated Exchange Agreement with the Company closed August 14, 2023. Pursuant to the Amended and Restated Exchange Agreement, on May 31, 2023, SRM issued to the Company 6,500,000 shares of SRM Common Stock (representing 79.3% of SRM’s outstanding shares of Common Stock) in exchange for 2 ordinary shares of SRM Ltd owned by the Company (representing all of the issued and outstanding ordinary shares of SRM) (the “Share Exchange”). On August 14, 2023, SRM consummated its Initial Public Offering (“IPO”), pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share. In connection with the Share Exchange and SRM’s IPO, the Company distributed 2,000,000 shares of SRM’s common stock to the Company’s stockholders and certain warrant holders (out of the 6.5 million shares issued in May 2023) which occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following such distribution, the Company owns 4.0 million of the 9,450,000 shares of common stock outstanding and SRM is now a minority owned subsidiary of the Company.

Our Competitive Strengths

We are committed to driving continuous improvement through innovation. Since our inception, we have made significant investments in research and development and have acquired a substantial portfolio of intellectual property, which continues to grow each year. Our commitment to innovation has allowed us to create unique products that address unmet needs in the market, all backed by rigorous clinical research. We believe that our focus on research and development is designed to enable us to stay ahead of the curve and provide our customers with products that are not only effective but also innovative. We take pride in our patent portfolio and the continuous growth we have achieved, as we believe that it showcases our dedication to creating new and unique solutions for our customers. By staying committed to innovation, we are confident in our ability to meet the ever-changing needs of the health and wellness market. We believe that the Safety Shot Beverage stands as a unique product in the dietary supplement beverage market. Nevertheless, our competitive landscape includes many companies involved in the production of health and welfare products, including beverages.

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

On July 10, 2023, the Company entered into an asset purchase agreement (the “Agreement”) with GBB Labs, Inc., a Delaware corporation set up as an acquisition company (“Buyer”), GBB Drink Lab Inc., a Florida corporation (“Seller”), 2V Consulting LLC, a Florida limited liability company, the Jarrett A Boon Revocable Trust Dated October 22, 2014, Gregory D. Blackman, an individual and Brothers Investment 7777, LLC. Pursuant to the Agreement, the Buyer purchased certain assets relating to the Safety Shot Beverage for a consideration comprising of: (a) the sum of Two Hundred Thousand U.S. Dollars (US $200,000) (the “Cash Purchase Price”); and (b) 5,000,000 Common Shares (the “Consideration Shares” and together with the Cash Purchase Price, collectively, the “Purchase Price”). The asset purchase was closed on August 31, 2023.

Intellectual Property

We filed Provisional Patent (CBD Formulations and Uses Thereof: USAN: 62/884,995) on a combination of CBD and Aspartame on August 8, 2019. The patent is to cover any products that contain a combination of CBD and Aspartame. This initially was intended to cover the products under the CaniDermRX Brand. The provisional patent application was converted into a full US patent application (No.: 16/987,941) and PCT application (PCT/US2020/045408I) on August 9, 2020. If issued, the patent will give patent protection until 2040. The Company no longer sells CaniDermRX products.

We filed Provisional Patent (CBD Sunscreen Formulations and Uses Thereof: USAN: 63/005,854) on our CBD-infused sunscreen products on August 6, 2020. The patent is to cover any products under our CaniSun product line that contains CBD. The priority date starts at the time the provisional is converted into a full patent application, which occurred on April 6, 2021. If issued, the patent will give patent protection until 2041. The Company no longer sells CaniSun products.

We filed Provisional Patent (Oroanasal CBD formulations and uses thereof (No.: 63/042,458) on June 22, 2020. This covers the use of CBD products for the treatment of respiratory viruses. We are not advancing these products as they contain CBD.

As of the date hereof, the Company owns five patents, including the patent (US 9,186,350 B2) and patent (US 10,028,991 B2) for the composition of the Safety Shot Beverage used for minimizing the harmful effects associated with alcohol consumption.

Government Regulation

The Safety Shot Beverage:

The production, distribution and sale in the United States of the Safety Shot Beverage is subject to various U.S. federal, state and local regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various environmental statutes; the Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”); data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act) and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling, packaging, and ingredients of the Safety Shot Beverage.

We also may in the future be affected by other existing, proposed and potential future regulations or regulatory actions, including those described below, any of which could adversely affect our business, financial condition and results of operations.

Furthermore, legislation and regulation may be introduced in the United States at the federal, state, municipal and supranational level in respect of each of the subject areas discussed below. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity and alcohol consumption, especially as they may affect children, and are seeking legislative change to reduce the consumption of sweetened and alcohol beverages.

We are subject to a number of regulations applicable to the formulation, labeling, packaging, and advertising (including promotional campaigns) of our products. In California, we are subject to California Proposition 65, a law which requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. California Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth in applicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, or is subject to another applicable exception. As of the date of this registration statement, we are not required to put a warning label on our product and our products are perfluoroalkyl and polyfluoroalkyl substances (“PFAS”) free. We are unable to predict whether a component found in our product might be added to the California list in the future. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology may become applicable under this law and related regulations as they currently exist, or as they may be amended. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such a warning would have an adverse impact on sales of our products in those locations or elsewhere. In addition, there has been increasing regulatory activity globally regarding constituents in packaging materials, including PFAS. Regardless of whether perceived health consequences of these constituents are justified, such regulatory activity could result in additional government regulations that impact the packaging of our beverages.

In addition, the U.S. Food and Drug Administration (the “FDA”) has regulations with respect to serving size information and nutrition labeling on food and beverage products, including a requirement to disclose the amount of added sugars in such products. Further, the U.S. Department of Agriculture promulgated regulations requiring that, by January 1, 2022, the labels of certain bioengineered foods include a disclosure that the food is bioengineered. These regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

All ingredients in the Safety Shot Beverage are deemed Generally Recognized as Safe (GRAS) and align with FDA standards, permitting their inclusion in supplements. In the event that the FDA or any governmental agency identifies an ingredient or aspect of our product as unsafe, we commit to promptly withdrawing that component in accordance with regulatory directives. From a product and sales perspective, there are no impediments or concerns raised by any governmental agency. It is essential to note that the Safety Shot Beverage is classified as a dietary supplement, exempt from the approval or filing requirements mandated for pharmaceutical drugs by the FDA or other regulatory authorities.

The development of SS-100 concentrate for the treatment of acute alcohol poisoning will require filing an IND with the FDA for a clinical program to demonstrate safety and efficacy, unlike Safety Shot Beverage which does not require FDA approval on grounds of being a dietary supplement product.

The process for obtaining Orphan Drug designation is to submit an application to the FDA that provides data (patient population; uniqueness of product) supporting the application. The FDA will make a determination based on the data and whether it is unique against other drugs in the same category already granted Orphan Drug status.

Other Products

The development and manufacturing of JW 500, JW 700, and Photocil are subject to various U.S. federal, state and local regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various environmental statutes. JW 500, and JW700, are cosmetic products and do not require pre-marketing approval but must follow the FDA guidelines on manufacturing. We are fully compliant with these guidelines. Photocil is an OTC product and has received FDA approval for packaging and ingredients.

NoStingz follows the FDA requirements, i.e. manufacturing, labelling and components, for sunscreens.

The laws related to CBD have undergone significant change. From the passage of the Farm Bill to recent proclamations from the FDA the laws and rules related to CBD procucts have changed. As a result of the uncertainty regarding CBD rules, coupled with the reduced demand for CBD products, the Company recently made a decision not to market or sell any further CBD products. We had not generated any significant revenues from the sale of CBD products.

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

Our products are tested each time they are manufactured. NoStingz is manufactured by DCR Labs and is compliant with the FDA’s Current Good Manufacturing Practice (“CGMP”) regulations in accordance with 21 CFR 210/211 (required for Over-the-Counter drug products). DCR Labs has self-imposed health and safety standards to ensure compliance with the FDA’s CGMPs.

However, as a result of uncertainty regarding government regulation, and a declining market for CBD products, the Company is no longer marketing or selling any CBD related products, including our CaniSun sunscreen product.

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

As of December 31, 2023, we had eight full-time employees. We believe our relations with our employees to be good.

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

A majority of state governments in the United States have legalized the growing, production, and use of CBD. However, cannabis remains illegal under federal law. In addition, in July 2017, the United States Drug Enforcement Agency issued a statement that certain CBD extractions fall within the definition of marijuana and are therefore a Schedule I controlled substance under the Controlled Substances Act of 1970, as amended. Thus, the cannabis industry, including companies which sell products containing CBD, faces very uncertain regulation by the federal government. While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is, nonetheless, potential that the federal government may at any time choose to begin enforcing its laws against the manufacture, possession, or use of cannabis-based products such as CBD. Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations. In the event the federal government was to tighten its regulation of the industry, we would likely suffer a material adverse effect on our business, including substantial losses. We have recently ceased the marketing and sale of CBD products. These regulations could negatively affect our ability to dispose of our CBD related assets.

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

The markets we compete in, including the wellness drink market, sexual wellness and hair growth markets we intend to compete in, are highly competitive, with many well-known brands leading the industry. Our ability to compete effectively and generate revenue will be based upon our ability to create and expand awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the benefits of our products. However, advertising and packaging and labeling of such products will be limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors.

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

If we or our licensees, development collaborators, or suppliers are unable to manufacture our products in sufficient quantities or at defined quality specifications or are unable to obtain regulatory approvals for the manufacturing facility, we may be unable to develop or meet demand for our products and lose time to market and potential revenues.

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

The commercial success of our non-OTC product candidates will depend on the acceptance of these products by physicians, payers, and patients.

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

Risk Related to SRM Spin-Off

We may be unable to achieve some or all of the expected benefits of the Spin-Off, and the Spin-Off may adversely affect our business.

Although we believe that separating SRM into a stand-alone, publicly traded company (the “Spin-off”) provided financial, operational and other benefits to us and our stockholders, we cannot provide assurance that we will achieve the full strategic and financial benefits expected from the Spin-Off. The Spin-off resulted in us being a smaller, less diversified company, making us more vulnerable to changing market and economic conditions. Our business is now more concentrated in health and wellness products, and we have greater exposure to legal, regulatory, political and other risks relating to the health and wellness industry. In addition, as a smaller company, our ability to absorb costs may be negatively impacted, and we may be unable to obtain financing, insurance, goods or services at prices or on terms that are as favorable as those obtained by us prior to the Spin-off. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, business prospects and the trading price of our common stock.

Our ability to meet our capital needs may be harmed by the loss of revenue from SRM.

The Spin-off resulted in the Company’s equity interest in SRM being reduced to approximately 45% and the Company is no longer able to consolidate the operations of SRM and the Company in its financial statements. This will result in a significant reduction of the Company’s revenues as approximately 98% of the Company’s revenues in the year ended December 31, 2022 were derived from the SRM business. The loss of revenue from SRM could harm our ability to meet our capital needs. After the spin-off, we expect to obtain any additional funds needed in excess of the amounts generated by our operating activities through the capital markets or bank financing, and not from revenue derived by SRM. Further, we cannot guarantee you that we will be able to obtain capital market financing or credit on favorable terms, or at all, in the future. We cannot assure you that our ability to meet our capital needs will not be harmed by the loss of revenue from SRM.

Risks Related to our Financial Position and Capital Needs

Our accountant has indicated doubt about our ability to continue as a going concern.

As of December 31, 2023 and 2022, the Company had $3,833,349 and $1,931,068 in cash, accumulated deficit of $65,480,715 and $50,597,674 and cash flow used in operations of $10,515,314 and $6,395,942, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report.

In connection with certain public and private offerings (the “Financing”), the Company offered warrants as part of the Financing packages. During the year ended December 31, 2023, the Warrant Holders exercised a total of 10,266,845 warrants for shares of common stock for a total exercise price of $8,887,837. At December 12, 2023, the Company has 15,758,126 warrants outstanding at an average exercise price of $1.45. The Company expects, although there can be no assurance, that a majority of the outstanding warrants will be exercised in the near future.

In addition to the unexercised warrants, the Company also holds 1,200,821 shares of Chijet Motor Company, Inc. (Nasdaq: CJET) valued at $0.45 per share (as of March 27, 2024). These shares are considered trading shares and are held as marketable securities on the balance sheet. The Company also holds 3,650,048 shares of SRM Entertainment, Inc. (Nasdaq: SRM) valued at $1.41 per share (as of March 27, 2024) and are held as investment in affiliate and are accounted for using the Equity Method. These shares are not covered by an effective registration statement but may be sold subject to Rule 144.

At December 31, 2023, the Company had $3,833,349 in cash and the Company recognizes that it may need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that the Warrant Holders will exercise their warrants or additional financing will be available if needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may be forced to substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

At December 31, 2023, our officers and directors are the beneficial owners of approximately 20% our issued and outstanding voting securities. As a result, they possess significant influence over our elections and votes. As a result, their ownership and control may have the effect of facilitating and expediting a future change in control, merger, consolidation, takeover or other business combination, or encouraging a potential acquirer to make a tender offer. Their ownership and control may also have the effect of delaying, impeding, or preventing a future change in control, merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with NeTTronix Technology Solutions who reports to our CFO, to manage   the risk assessment and mitigation process.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team at the direction of NeTTronix Technology Solutions. Our executive team including our Chief Executive Officer, and Chief Financial Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. This executive team is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, and Chief Financial Officer. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents including significant breaches to the Company’s networks or systems. The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES

Our principal executive office is located in leased premises of approximately 6,908 square feet at 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

On November 30, 2023, Intracoastal Capital, LLC (“Intracoastal”) filed a lawsuit against the Company in the New York County Supreme Court, alleging that (i) the Company is in breach of a common stock warrant issued to Intracoastal on or about July 26, 2021, and (ii) that the Company should be ordered by the court to deliver to Intracoastal 330,619 free trading shares of Company common stock (the “Litigation”). The Litigation seeks compensatory damages in an amount no less than $2 million, in addition to liquidated damages and attorney’s fees.

The Company answered Intracoastal’s complaint on or about January 26, 2024. The Company intends to vigorously defend itself against Intracoastal’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On December 8, 2023, the Company filed a lawsuit against Capybara Research (“Capybara”), Igor Appelboom (“Appelboom,” and together with Capybara Research, the “Capybara Parties”) and Accretive Capital LLC d/b/a Benzinga (“Capybara Parties and Accretive, together, the “Capybara Defendants”) in the United States District Court for the Southern District of New York. The Company’s complaint alleges that (i) the Capybara Parties are liable for securities fraud to the Company for making false representations that were made to manipulate the price of the Company’s common stock to the benefit of the Capybara Parties, and (ii) the Capybara Defendants are liable for tortious interference with prospective business relations to the Company by misleading the investing public to—absent a legitimate basis and, instead, for the benefit of the Capybara Defendants—take short positions against Company common stock to wrongfully depress the price of the same.

On March 18, 2024, the United District Court for the Southern District of New York, awarded the Company a Default Judgment in its lawsuit against Capybara Research and Igor Appelboom for Securities Fraud and Tortious Interference for the defendants’ defamatory, unfounded and malicious article titled, Safety Shot Exposed $SHOT, Boca Raton Snake Oil: Unraveling the Fraud behind the Drink and Its Dubious Origins. In a separate settlement agreement, Defendant Accreative Capital LLC d/b/a Benzinga, agreed to retract and remove the defamatory story from its website and cease from any future publication.

On September 5, 2023, “Sabby” Volatility Warrant Master Fund Ltd. filed a lawsuit against the Company in the federal district court for the Southern District of New York case captioned Sabby Volatility Warrant Master Fund Ltd. v. Jupiter Wellness, Inc., No.1:23-cv-07874-KPF (the “Litigation”). Sabby’s initial complaint in the Litigation alleges that the Company’s delayed spin-off and distribution of the common stock of “SRM” Entertainment. Inc. give rise to claims of breach-of-contact, promissory estoppel, and negligent misrepresentation. On November 10, 2023, Jupiter sought judicial permission to move to dismiss Sabby’s complaint, arguing that Sabby had no legal right to the delayed distribution occurring on the original record date, and that regardless, no law requires the Company to compensate Sabby for the costs of covering its short position against the Company. In response, the Court allowed the parties to bypass that dismissal motion briefing so long as Sabby filed an amended complaint by December 15, 2023.

Sabby seeks compensatory damages estimated to exceed $500,000 the Company has filed a motion to dismiss Sabby’s amended complaint and is awaiting the Court’s ruling. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint. The Company’s answer to the amended complaint is due on March 29, 2024. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material  adverse effect on the Company’s financial position, results of operations or liquidity.

On January 16, 2024, 3i LP (“3i”), filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York, case captioned, 3i LP v. Safety Shot, Inc. No. 650196/24 (the “Litigation”). The case stems from the Company’s alleged denial of 3i’s attempt to exercise certain warrants and states causes of action for actual damages and liquidated damages in an amount of approximately $380,000. The Company filed its answer to the complaint on or about March 7, 2024. The Company intends to defend itself vigorously against Sabby’s claims and does not believe that the Litigation’s ultimate disposition will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On January 19, 2024, Coachella Music Festival, LLC filed a lawsuit against the Company in the federal district court for the Central District of California, Case No. 2:24-cv-537 (the “Litigation”). The Litigation asserts causes of action for Trademark Infringement under 15 U.S.C. Section 1114; False Designation of Origin under 15 U.S.C. Section 1125; False Advertising under 15 U.S.C. Section 1125; violations of Cal. Bus. & Prof. Code Sections 17200 & 17500; Inducement of Trespass; Conversion; and Trespass to Chattels. The Litigation seeks injunctive relief, profits resulting from the Company’s alleged infringement, the value of a Coachella beverage sponsorship, costs of corrective advertising, attorney’s fees and punitive damages. On or about February 26, 2024, the parties reached a settlement in this matter. As part of the settlement, the Company agreed to terminate all activities in connection with the Festival, and stipulated to the entry of a permanent injunction and final judgment and a monetary payment that does not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On January 10, 2024, Bigger Capital fund, L.P. (“Bigger”), filed a lawsuit against the Company in the Supreme Court for the State of New York, Case No. 650148/2024 (the “Litigation”). The Litigation stems from the Company’s warrant to purchase 1,656,050 shares of Company common stock issued to Bigger Capital on July 20, 2021, and asserts causes of action for Breach of Contract, Specific Performance and Declaratory Relief. The Litigation seeks compensatory damages of $3 million, liquidated damages in an estimated amount of $4 million, specific performance, attorney’s fees and declaratory relief. On or about March 4, 2024, the Company filed its answer to Bigger’s complaint. The Company intends to defend itself vigorously against Bigger’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On or about January 18, 2024, Alta Partners, LLC, (“Alta”) filed a lawsuit against the Company in the federal district court for the Southern District of New York, case captioned, Alta Partners, LLC v. Safety Shot, Inc. No. 24-cv-373 (S.D.N.Y.) (the “Litigation”). The Litigation stems from the Company’s warrant to purchase shares of Company common stock and asserts causes of action for Breach of Contract Breach of the Implied Covenant of Good Faith and Fair Dealing (in the alternative) and violation of Section 11 of the Securities Act of 1933. The Litigation seeks compensatory general and liquidated damages in an amount to be proven at trial. The Company intends to defend itself vigorously against Alta’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market LLC under the symbol SHOT and its warrants are traded under the symbol SHOTW.

The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
2023 Fiscal Year:
Fourth Quarter Ended December 31, 2023	$7.50	$1.04
Third Quarter Ended September 30, 2023	$1.58	$0.32
Second Quarter Ended June 30, 2023	$0.48	$0.27
First Quarter Ended March 31, 2023	$0.97	$0.28

2022 Fiscal Year:
Fourth Quarter Ended December 31, 2022	$1.47	$0.59
Third Quarter Ended September 30, 2022	$1.03	$0.53
Second Quarter Ended June 30, 2022	$1.06	$0.54
First Quarter Ended March 31, 2022	$1.35	$0.57

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

As of March 18, 2024, there were 36 shareholders of record.

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

On January 19, 2023, in a private placement, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share, with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b)4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. On February 14,2023, the Company filed an S-1 Registration Statement covering the underlying shares of the Warrants.

On March 31, 2023 the Company entered into a Financial Advisory Agreement (“FSA”) with Greentree Financial Group, Inc. to render certain professional services to the Company. In connection with the FSA, The Company issued 500,000 restricted shares of its common stock to Greentree.

On July 10, 2023, the Company entered into an asset purchase agreement (the “APA”) with GBB Labs, Inc., a Delaware corporation (“Buyer”), GBB Drink Lab Inc., a Florida corporation (“Seller”), 2V Consulting LLC, a Florida limited liability company, the Jarrett A Boon Revocable Trust Dated October 22, 2014, Gregory D. Blackman, an individual and Brothers Investment 7777. Pursuant to the Agreement, the Buyer shall purchase certain assets relating to the Seller’s an, an individual and Brothers business for a consideration comprising of: (a) the sum of Two Hundred Thousand U.S. Dollars (US $200,000) (the “Cash Purchase Price”); and (b) 5,000,000 restricted Common Shares (the “Consideration Shares” and together with the Cash Purchase Price, collectively, the “Purchase Price, collectively, the “Purchase Price”). The Consideration Shares were issued on August 29, 2023 and the acquisition was closed on August 31, 2023

Securities Authorized for Issuance under Equity Compensation Plans

On October 31, 2023 and December 5, 2023, our Board of Directors and majority shareholders, respectively, approved the Safety Shot, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), to be administered by our Compensation Committee. Pursuant to the 2023 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2023 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of the grant. Pursuant to the 2023 Plan, a maximum of 7,000,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2023 Plan.

On September 14, 2022, and December 22, 2022, our Board of Directors and majority shareholders, respectively, approved the Safety Shot, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), to be administered by our Compensation Committee. Pursuant to the 2022 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2022 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of the grant. Pursuant to the 2022 Plan, a maximum of 4,000,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2022 Plan.

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

As used in this annually report and unless otherwise indicated, the terms “we”, “us”, “our”, “SHOT” and the “Company” mean Safety Shot, Inc.

Company Overview

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the functional beverage Safety Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its dietary supplement Safety Shot Beverage (the “Safety Shot Beverage”). Concurrently with the asset purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched its e-commerce sale of the Safety Shot Beverage in December 2023.

The Safety Shot Beverage has been formulated to reduce the accumulation of blood alcohol. Noteworthy is the fact that the Safety Shot Beverage comprises 28 active ingredients, all falling under the Generally Regarded As Safe (GRAS) category. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act (the Act), any substance that is intentionally added to food is a dietary supplement, that is subject to premarket review and approval by FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use, or unless the use of the substance is otherwise excepted from the definition of a dietary supplement.

It’s crucial to note that the Safety Shot Beverage is currently manufactured in a facility adhering to Good Manufacturing Practices (GMP), ensuring the highest standards of quality and safety throughout its production process. The Company currently maintains a workforce comprising eight full-time employees of its own.

Specializing in Consumer Packaged Goods, our focus centers on the commercialization of a 12-ounce beverage positioned as a dietary supplement. Beyond our existing product, we are actively pursuing a future product line, including a convenient powdered stick pack version. This strategic expansion aligns with our corporate vision to address evolving consumer demands, positioning the Company in the market for dietary supplements. We believe that this initiative not only enriches our product portfolio but also emphasizes our dedication to innovation and adaptability, catering to the discerning preferences of health-conscious consumers. The Company intends to continue its current product lines, except for its products which contain CBD, which the Company no longer sells. Our product pipeline also includes a diverse range of products, such as hair loss treatments, vitiligo solutions, and sexual wellness products, that cater to different health and wellness needs and our commitment to supporting health and wellness by developing innovative solutions to a range of conditions but will focus our efforts on the commercialization of the Safety Shot Beverage.

The Safety Shot Beverage has established a development infrastructure that the Company believes fits with its existing over-the-counter and prescription-grade health and wellness products.

To achieve our mission, we rely on our team of highly skilled and experienced professionals who are committed to advancing our vision of health and wellness. Our team includes individuals with scientific backgrounds, an experienced researcher, product developers, and business experts who collaborate to create new products and enhance existing ones. We also seek to partner with industry leaders and organizations to gain access to the latest technologies and expand our reach.

We generate revenue through various channels, our primary sales include our “nostingz” suncare products which are sold through e-commerce platforms, licensing revenues from Photocil and sales of the Safety Shot Beverage. Photocil is currently sold in India through a licensing agreement. We received FDA approval of our labelling and composition to sell Photocil as an OTC product in the US and plan to relaunch the product in the US in the fourth quarter of 2024 through e-commerce channels. Safety Shot Beverage is currently sold through e-commerce and social media platforms. Additionally, we are collaborating with other companies to license our intellectual property, to create additional revenue streams and expand our global presence. At present, we do not experience concentration risk or dependence on major customers.

We maintain a diverse network of raw material suppliers integral to our production processes. Acquisition strategies encompass both direct procurement and collaborative efforts with our co-packers. The selection of suppliers is contingent upon various factors, including ingredient specificity, availability, and other essential considerations. Notably, these suppliers coincide with those currently providing materials to other facilities engaged in the manufacturing of drinks, powders, tablets, and capsules. Our roster of suppliers comprises reputable entities such as Jiaherb, Compound Solutions, Kyowa-Hakko, Mitsubishi Ingredients, Nura, Sensapure Flavors, Brenntag, E3 Ingredients, Ingredients Online, among others. This strategic alliance with established industry players underscores our commitment to sourcing high-quality raw materials essential for the production of our innovative product line. Furthermore, our approach to supplier relationships reflects a dedication to maintaining a seamless and reliable supply chain. We believe that this not only ensures the consistency of our current offerings but also positions us favorably for future developments. The Management believes that as we continue to expand our product portfolio, we believe that these partnerships with trusted suppliers play a pivotal role in upholding the standards that we expect of our brand.

As a result of recent changes to the laws governing CBD products, as well as the declining popularity of CBD products, the Company no longer markets or sells any CBD products. The Company hopes to find a suitor or partner to dispose of its CBD related assets but has not entered into any agreements to do so.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements for the year ended December 31, 2023 and 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Earnings (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. Warrants are not considered in the calculations for the years ended December 31, 2023 and 2022, as the impact of the potential common shares would be to decrease the loss per share.

	For the Years
	Ended December 31,
	2023	2022
Numerator:	$(15,083,041)	$(15,223,028)
Net (loss)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	30,877,804	22,106,703
Denominator for diluted earnings per share	30,877,804	22,106,703
Basic (loss) per share	$(0.49)	$(0.69)
Diluted (loss) per share	$(0.49)	$(0.69)

Cash

We consider all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as December 31, 2023 and 2022.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2023 and 2022 and the cumulative translation gains and losses as of December 31, 2023 and 2022 were not material.

Accounts Receivable

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2023 and 2022, the Company recognized no allowance for doubtful collections.

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

The Company’s deferred tax asset at December 31, 2023 and 2022 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $8,658,484 and $6,674,042, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance of $8,658,484 and $6,674,042 for the years ended December 31, 2023 and 2022.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $100,591 and $1,637,117 for the year ended December 31, 2023 and 2022, respectively.

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

Results of Operations

For the years ended December 31, 2023 and 2022

The following table provides selected financial data about us for the year ended December 31, 2022 and 2021, respectively.

	December 31,	December 31,
	2023	2022
Sales	$202,670	$120,727
Cost of Sales	277,127	325,169
Gross Profit (Loss)	(74,457)	(204,542)

Total operating expenses	12,524,869	14,078,784
Other (income) expenses	2,222,187	1,283,874
Net Loss from continuing operations	$(14,821,513)	$(15,567,200)
Income (loss) from discontinued operations	(261,528)	344,172
Net Loss	$(15,083,041)	$(15,223,028

Revenues

We generated $202,670 in revenues for the year ended December 31, 2023 compared to $120,727 revenues for the year ended December 31, 2022. The increase is due to the Company the commencement of marketing and selling its Safety Shot beverage in December 2023.

Operating Expenses

We had total operating expenses of $12,524,869 for the year ended December 31, 2023 compared to $14,078,784 for the year ended December 31, 2022.

Operating expenses for the year ended December 31, 2023 totaled $12,524,869 and were in connection with our daily operations as follows: (i) marketing expenses of $566,666; (ii) research and development of $100,591 which included clinical trials; (iii) legal and professional expenses of $4,856,586 primarily for due diligence and legal work on two proposed mergers and litigation along with corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent and utilities of $206,871; (v) depreciation and amortization of $215,175; (vi) general and administrative expenses of $4,296,899, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $2,082,081 consisting of the fair value of stock issued in lieu of cash and (viii) impairment of a $200,000 advance to an affiliate.

Operating expenses for the year ended December 31, 2022 totaled $14,078,784 were in connection with our daily operations as follows: (i) marketing expenses of $84,689; (ii) research and development of $1,637,148 which included clinical trials; (iii) legal and professional expenses of $3,579,148 primarily for due diligence and legal work on two proposed mergers and litigation along with corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent and utilities of $170,973; (v) depreciation and amortization of $93,472; (vi) general and administrative expenses of $1,438,464, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $4,581,921 consisting primarily of the fair value of options and warrants; (viii) an impairment to a promissory note of $1,000,000; and (ix) an impairment to Intellectual Property of $1,475,000.

Other income and expense

Other income and expense for the year ended December 31, 2023, included realized gains of $244,504 on the sale of marketable securities and $1,511,488 of unrealized losses on unsold marketable securities, unrealized loss of $864,418 on equity investment, net interest expense of $114,093 and other income of $23,308, compared to net interest expense of $1,284,664, which includes $1,104,477 fair value of warrants and net other income of $790 for the year ended December 31, 2022.

Income and loss from discontinued operations

For the year ended December 31, 2023 and 2022, The Company had losses from discontinued operations of $261,528 and income of $344,172, respectively.

Income/Losses

Net losses were $15,083,041 and $15,223,028 for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this Form 10-K are as follows:

Name	Age	Position(s)
John Gulyas	49	Chairman and Director
Danielle De Rosa	47	Chief Financial Officer
Jarrett Boon	54	Chief Executive Officer and Director
Richard Pascucci	48	Director
Nancy Torres Kaufman	40	Director
Christopher Marc Melton	52	Director
Jordan Schur	59	Director and President
David J. Long	47	Director
David Sandler	55	Chief Operating Officer

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

Jarrett Boon, Chief Executive Officer and Director, was the Co-Founder and CEO of GBB Drink Lab, which developed Safety Shot Beverages, the first patented beverage on Earth that helps people feel better faster by reducing blood alcohol content and boosting clarity. Boon has over 30 years of experience building successful businesses from creation to exit. He was one of the original thought leaders and investors in LifeLock, a leading identity protection provider, where he applied his expertise in sales, marketing, and strategic business development to grow LifeLock to $500 million in revenue. LifeLock went public in 2012 and was subsequently acquired by Symantec in 2016 for $2.3 billion. Prior to LifeLock, Boon founded SW Promotions, a marketing and advertising company. SW Promotions and its 400 employees were acquired by one of its publicly traded partners.

Richard Pascucci, Director, has over 20 years of experience in the beverage industry. Since May 2018 Mr. Pascucci has been working as the founder and owner of Black Apple Group, LLC, a consulting group specializing in strategy, brand marketing, business intelligence, business insights and category development. Since May 2017, Mr. Pascucci has been working as the Beverage Consultant at Pascucci Enterprise, wherein he is responsible for the company’s key strategic areas, while identifying and delivering key projects and priorities. Between May 2011 and May 2017, Mr. Pascucci worked as the Chief Growth Officer and the VP of Business Development at Pabst Brewing Company. Mr. Pascucci has bachelors in arts from St. Joseph’s University, Philadelphia.

John Gulyas, Chairman and Director, has owned and operated multiple franchise brands over the last 13 years. Since 2015 John has been the owner and the CEO of 2v consulting LLC. Since February 2020 John has been working as the Founder and President of GBB Drink Lab, who is the world’s first rapid blood alcohol detoxification drink, and which was recently acquired by the Company. From October 2018 to September 2021, John worked as a vice president of franchise development at Vio Med Spa. He worked as site development coordinator at European Wax Center from June 2007 to March 2017.

Danielle De Rosa, Chief Financial Officer, has over 25 years of experience in all aspects of financial services and operational functions. Ms. De Rosa served as Chief Financial Officer at Virtra since January 2023. From July 2022 to December 2022, Ms. De Rosa served as the CFO at Common Spirit. From December 2010 to February 2022, Ms. De Rosa served as the Senior Finance Officer at Lorts Manufacturing. Ms. Rosa moved all around the U.S. and has a Master of Business Management and a Bachelor of Science in Accounting. Ms. De Rosa is a Harvard graduate in risk management and financial leadership as well.

David Long, Director, has over 20 years of experience in leading and increasing growth for companies in the fitness and wellness industries. Since January 2010 Mr. Long has served as the CEO and the Co-Founder of Orangetheory Fitness Corporate. From June 2008 to June 2007 Mr. Long served as the Developer and Owner of European Wax Center. Mr. Long has a Bachelor’s degree in Health Science, Physical Therapy, and International Business from University of Florida and an MBA from University of Florida.

David Sandler, Chief Operating Officer, has more than 30 years’ experience in the nutrition and health industry developing, building and managing high-growth, results-oriented projects. David is the founder of StrengthPro Inc., a consulting firm specializing specific areas of health, fitness, nutrition, and supplement ratio. David has been working as the president of Strengthpro since January 2021. Since May 2019 David has been serving as chief operations officer at Elite Beverage. From October 2016 to October 2019, David served as the chief operations officer at ProSupps USA, LLC.

Jordan Schur, Director, has worked as the the Chief Executive Officer and Chairman of Suretone Entertainment Group since 2006, as well as the Chief Executive Officer of Mimram Shur Pictures which he founded in 2007.

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

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Ms. Kaufman and Messrs. Melton, Pascucci and Gulyas do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

In making this determination, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Diversity

The table below provides certain information regarding the diversity of our board of directors as the date of this annual report.

Board Diversity Matrix
Country of Principal Executive Offices:	United States
Foreign Private Issuer	No
Disclosure Prohibited under Home Country Law	N/A
Total Number of Directors	7

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	6
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	N/A
LGBTQ+	[*]
Did Not Disclose Demographic Background	[*]

Our Board seeks members from diverse professional backgrounds who combine a solid professional reputation and knowledge of our business and industry with a reputation for integrity. Our Board does not have a formal policy concerning diversity and inclusion but is in the process of establishing a policy on diversity. Diversity of experience, expertise, and viewpoints is one of many factors the Nominating and Corporate Governance Committee considers when recommending director nominees to our Board. Further, our Board is committed to actively seeking highly qualified women and individuals from minority groups and the LGBTQ+ community to include in the pool from which new candidates are selected. Our Board also seeks members that have experience in positions with a high degree of responsibility or are, or have been, leaders in the companies or institutions with which they are, or were, affiliated, but may seek other members with different backgrounds, based upon the contributions they can make to our Company. While the Board has continued its efforts to identify candidates that have such experience, they have currently been unable to identify any such candidates which fulfill the diversity requirement with the requisite professional experience.

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

Audit Committee

Our audit committee consists of Mr. Melton, Mr. Boon and Ms. Kaufman, with Mr. Melton serving as the chairman. Our Board has determined that Mr. Melton is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

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

Compensation Committee

Our compensation committee consists of Messrs. Melton and Boon with Mr. Boon serving as the chairman. The functions of the compensation committee will include:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Melton and Boon with Boon serving as the chairman. The functions of the nominating and governance committee will include:

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

Clawback Policy

On December 1, 2023, the Board adopted the Safety Shot, inc. Clawback Policy (the “Clawback Policy”), effective December 1, 2023, providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy has been filed herewith, as exhibit 99.1.

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the Insider Trading Policy has been filed herewith, as exhibit 99.2.

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

Section 16(a) Beneficial Ownership Compliance

Based solely upon a review of copies of such forms filed on Forms 3, 4 and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, except Messrs. David Long, Richard Pascu, Danielle De Rosa   and David Sandler did not file Form 3s upon their employment or appointment to the Board and the Company, as applicable.

ITEM 11. EXECUTIVE COMPENSATION

No compensation was paid to our principal executive officer and our two other most highly compensated executive officers during the fiscal years indicated below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)(5)		Total Compensation ($)
Brian S. John(1)(4)(5)	2022	$250,000	$293,122	$		$	$		$543,122
Chief Executive Officer	2023	$293,958	$159,000		$-	$		$25,000	$477,958

Richard Miller(2)	2022	$175,000	$218,122	$		$	$		$393,172
Former Chief Compliance Officer	2023	$-	$-		$-	$		$-	$-

Dr. Glynn Wilson(3)(4)	2022	$150,000	$150,000	$		$	$		$300,000
Chairman of the Board and Chief Science Officer	2023	$179,375	$—		$-	$		$25,000	$204375

Markita Russell
Chief Financial Officer	2023	$93,750

1.	Mr. John was appointed as Chief Executive Officer on October 28, 2018.
2.	Mr. Miller is no longer an officer of the Company.
3.	Dr. Wilson was appointed as a director in November 2018 and as Chairman on October 15, 2019.
4.	Mr. Brian and Dr. Wilson both received 1,050,000 5-year options to purchase the Company’s common stock at an exercise price of $0.84 and $0.76 per share, respectively. The options were granted with an exercise price equal to market on date of grant.
5.	Mr. John’s employment agreement calls for a bonus on investments made by the Company. In 2023, Mr. John received 267,500 shares of restricted Chijet Motor Company common stock from the Company’s SPAC transaction and 500,000 restricted shares of SRM Entertainment Inc. related to the sale of SRM Entertainment Ltd.

Employment Agreements with Named Officers

On May 1, 2023, we entered into a written employment agreement with Brian John, pursuant to which Mr. John shall serve as our Chief Executive Officer, President, and Chief Investment Officer (the “John Employment Agreement”). The John Employment Agreement has an initial term of two (2) years, and shall automatically renew for two (2) year periods unless otherwise terminated by either party. Mr. John shall be paid a salary of $300,000 (the “Base Salary”) for the for the year ended at December 31, 2023, with such Base Salary increasing by 10% for each calendar year thereafter. Mr. John shall also be entitled to a 20% bonus pursuant to his position as Chief Investment Officer, based on the net profits realized from any investments made by the Company during his employment.

On August 18, 2023, the Company entered into a written employment agreement with Jarrett Boon, pursuant to which Mr. Boon shall serves as the chief operating officer of the Company (the “Jarrett Employment Agreement”). Jarrett Employment Agreement has an initial term of two years from September 1, 2022, and shall automatically renew for one (1) year periods unless otherwise terminated by either party. Mr. Boon shall be paid a salary of $150,000 (the “Base Salary”), with such Base Salary increasing by 5% for each renewal term. Mr. Boon shall also be entitled to a cash bonus between a range of 33%-50% of the Base Salary, based on his achievements and at the discretion of the Company. Mr. Boon shall be entitled to options to purchase 100,000 shares of Company’s common stock, granted at market price and which shall vest quarterly over a period of three years.

On March 7, 2024, the Company entered into an employment agreement with Mr. Schur (the “President Agreement”). Pursuant to the President Agreement, Mr. Schur is entitled to and annual salary of $300,000 per annum payable bi-monthly. With an increment up to $400,000 if the Company earns a revenue of above $10 million, and an increment up to $500,000 if the Company earns a revenue of above $15 million. Following the increment, the base salary shall remain $500,000 unless the Chief Executive Officer, in conjunction with the compensation committee, decides otherwise. Mr. Schur is also entitled to options to purchase 1,000,000 shares of common stock, with an exercise price of $1.96, the closing price as of March 7, 2024, and vesting quarterly. Mr. Schur shall receive additional options to purchase 100,000 shares of common stock for each fiscal year with the Company revenue more than $10 million, with a maximum limit of options to purchase 2,000,000 shares of common stock.

Employment Agreements with Senior Management

On April 17, 2023, we entered into a written employment agreement with Dr. Glynn Wilson, pursuant to which Mr. Wilson shall serve as our Chief Science Officer (the “Wilson Employment Agreement”). The Wilson Employment Agreement has an initial term of two (2) years, and shall automatically renew for two (2) year periods unless otherwise terminated by either party. Mr. Wilson shall be paid a salary of $175,000 (the “Base Salary”) and $175,000 in stock options annually, with such Base Salary and the stock options increasing by 10% for the following two calendar years of 2024 and 2025.

During 2020, Dr. Wilson was issued 500,000 shares of the Company’s common stock representing the 300,000 shares due for 2019 and 200,000 shares due for 2020.

Stock Incentive Plan

On October 31, 2023 and December 5, 2023, our Board of Directors and majority shareholders, respectively, approved the Safety Shot, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), to be administered by our Compensation Committee. Pursuant to the 2023 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2023 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of the grant. Pursuant to the 2023 Plan, a maximum of 7,000,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2023 Plan.

On September 14, 2022, and December 22, 2022, our Board of Directors and majority shareholders, respectively, approved the Safety Shot, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), to be administered by the our Compensation Committee. Pursuant to the 2022 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2022 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the 2022 Plan, a maximum of 4,000,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2022 Plan.

On December 30, 2022, the Company, in connection with the 2022 Plan, granted the directors and officers of the Company options to purchase shares of common stock. The table below shows the options granted to each director and officers, and their respective terms.

Name	Options	Exercise Price	Term
Brian S John	1,050,000	$0.836	Five years from the grant date
Dr. Glynn Wilson	1,050,000	$0.7600	Five years from the grant date
Doug McKinnon	500,000	$0.7600	Five years from the grant date
Christopher Melton	50,000	$0.7600	Five years from the grant date
Dr. Skander Fani	50,000	$0.7600	Five years from the grant date
Nancy Torres Kauffman	50,000	$0.7600	Five years from the grant date
Gary Hermann	50,000	$0.7600	Five years from the grant date

In addition to the directors and officers, on December 30, 2022, the Company granted 100,000 options to purchase shares of common stock, at an exercise price of $0.7600 and a five year term, to Mesers. Markita Russell, Paul Jones and Zachary Greave, each. The Company also granted 50,000 options to purchase shares of common stock, at an exercise price of $0.7600 and a five year term, to each of Mesers. Michelle Basantes, George Hall, and Dr. Hector Alia.

Subsequent to December 31, 2023, Mr. Guylas and Mr. Boon each purchased 1,050,000 of the above referenced options each from Mr. John and Dr. Wilson.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards granted for the years ended December 31, 2023 and 2022.

Director Compensation

The following table sets forth the amounts paid to Directors during the years ended December 31, 2023 and 2022.

Directors	2023	2022
Brian John	$25,000	-
Dr. Skender Fani (former)	$25,000	20,000
Glynn Wilson (former)	$25,000	-
Hector Alila (former)	$25,000	20,000
Nancy Torres Kaufman	$25,000	20,000
Christopher Melton	$25,000	20,000
Gary Herman (former)	$25,000	20,000
	$175,000	100,000

Agreements with Directors

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

On December 5, 2023, (the “Pascucci Execution Date”), we entered into an independent director’s agreement with Richard Pascucci, pursuant to which Mr. Pascucci shall serve as one of our directors (the “Pascucci Agreement”). Pursuant to the Pascucci Agreement, we shall pay Mr. Pascucci $25,000 per annum. Additionally, we shall issue to Mr. Pascucci an option to purchase 20,000 shares of our common stock on the Richard Execution Date and for each additional year Mr. Pascucci serves as a director (the “Pascucci Options”). The Pascucci Options shall have a three (3) year term and an exercise price of the closing market price of the date of issuance and shall be issued on the first date of each anniversary.

On March 7, 2024, the Company entered into a director’s agreement with Mr. Schur (the “Jordon Agreement”). Pursuant to the Jordon Agreement, Mr. Schur is entitled to an annual salary of $25,000 per-annum, payable bi-monthly, and option to purchase 50,000 shares of common stock for each year he serves as a member of the Board, with an exercise price of the current market price of the Company’s common stock at time of issuance. The options shall expire 3 years after the date of issuance and shall be subject to the terms and conditions of the stock award agreement to be entered into by and between the Company and Mr. Schur.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group beneficially owning more than 5% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of March 28, 2024. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Safety Shot, Inc., 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477.

	Shares of	% of Shares of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Directors and Officers:

Jordan Schur	-	-
Director		%

Danielle De Rosa (1)
Chief Financial Officer	200,000	0.37%

Jarrett Boon (2)
Chief Operating Officer	3,667,000	6.80%

John Gulyas (3)	3,617,000	6.71%
Chairman and Director

Richard Pascucci (4)	100,000	0.19%
Director

Nancy Kaufman (5)
Director	95,000	0.18%

David J. Long	-	-
Director

David Sandler
Chief Operating Officer	-	-

Christopher Melton (6)
Director	141,000	0.26%

All officers and directors (9 persons)	7,820,000	14.57%

(1) Includes 200,000 shares issuable upon exercise of options.

(2) Includes 2,000,000 shares issuable upon exercise of options.

(3) Includes 1,950,000 shares issuable upon exercise of options.

(4) Includes 100,000 shares issuable upon exercise of options.

(5) Includes 95,000 shares issuable upon exercise of options.

(6) Includes 141,000 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2022, the Company had invested $2,908,300 in Jupiter Wellness Sponsor LLC (“JWSL”), a limited liability company formed for the purpose of sponsorship of Jupiter Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”) and a unconsolidated subsidiary. Mr. Brian John, our CEO, was the managing member of JWSL and Chief Executive Officer of JWAC.

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

In May 2023, the Company purchased 48,000 shares of JWAC (now Chijet) common stock for $508,800 and in September and October 2023, the Company purchased an additional 18,200 shares for $36,330.

During the year ended December 31, 2023 the Company sold 271,679 ChiJet shares for a realized gain of $238,839.

At December 31, 2023 the Company, the Company held 1,200,821 common shares of Chijet (the “CJET Shares”) are considered trading securities and are categorized as marketable securities on the balance sheet. At December 31, 2023 the CJET Shares had a combined fair market value of $842,976 had a combined unrealized loss of $1,511,488 which is included in other income.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees totaling $65,000 and $90,000 were paid to M&K CPAS during the year ended December 31, 2023 and 2022, respectively.

No other fees were paid to M&K CPAS.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description

(a)	Exhibits.
1.1	Form of Underwriting Agreement, incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.1 to Jupiter Wellness, Inc.’s Form 1-A filed with the Securities and Exchange Commission on June 21, 2019.
3.2	Bylaws, incorporated herein by reference to Exhibit 2.2 to Jupiter Wellness, Inc.’s Form 1-A filed with the Securities and Exchange Commission on June 21, 2019.
3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
3.4	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
3.5	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
4.1	Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
4.2	Representative’s Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
4.3	Form of Warrant included in Unit, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
4.4	Form of Warrant Agent Agreement, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.1	Common Stock and Warrant Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.2	Independent Director’s Contract between the Company and Dr. Hector Alila, dated February 25, 2019, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.3	Independent Director’s Contract between the Company and Timothy G. Glynn, dated March 13, 2019, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.4	Independent Director’s Contract between the Company and Christopher Melton, dated July 29, 2019, incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement filed with the SEC on July 14, 2020).
10.5	Employment Agreement with Douglas O. McKinnon, dated August 5, 2019, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed with the SEC on July 14, 2020).
10.6	Form of Regulation A Subscription Agreement, incorporated herein by reference to Exhibit 4.1 to Jupiter Wellness, Inc.’s Form 1-A/A filed with the Securities and Exchange Commission on August 19, 2019.

10.7	Employment Agreement with Dr. Glynn Wilson, dated October 15, 2019, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.8	Employment Agreement with Brian John, dated February 1, 2020, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.9	Employment Agreement with Richard Miller, dated February 1, 2020, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.10	2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.11	Confidential Membership Interest Purchase Agreement dated February 20, 2020 by and between Jupiter Wellness, Inc., Magical Beasts LLC. and Krista Whitley, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.12	Sales Distribution Agreement dated February 20, 2020 between Jupiter Wellness Inc. and Ayako Holdings, Inc., incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.13	Distribution Agreement, dated November 5, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2020.
10.14	Endorsement Agreement, dated November 10, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2020.
10.15	Share Exchange Agreement, dated November 30, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 3, 2020.
10.16	Independent Director’s Agreement, dated January 20, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2021.
10.17	Omnibus Amendment dated January 25, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2021.
10.18	First Amendment to Common Stock Option Agreement dated January 25, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2021.
10.19	Employment Agreement dated as of January 20, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2021.
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
14.2	Corporate Governance Guidelines, incorporated by reference to Exhibit 14.2 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
21.1	Subsidiaries of the Registrant
23.1*	Consent of M&K CPAS
31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Claw Back Policy
99.2*	Insider Trading Policy

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of April 1, 2024.

SAFETY SHOT, INC

By:	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jarrett Boon	Director and Chief Executive Officer (principal executive officer)	April 1, 2024
Jarrett Boon

/s/ Danielle De Rosa	Chief Financial Officer (principal financial and accounting officer)	April 1, 2024
Danielle De Rosa

/s/ John Gulyas	Chairman and Chief Science Officer	April 1, 2024
John Gulyas

/s/ Christopher Marc Melton	Director	April 1, 2024
Christopher Marc Melton

/s/ Nancy Torres Kaufman	Director	April 1 2024
Nancy Torres Kaufman

/s/ Jordan Schur	Director	April 1, 2024
Jordan Schur

/s/ Richard Pascucci	Director	April 1, 2024
Richard Pascucci

/s/ David Long	Director	April 1, 2024
David Long

SAFETY SHOT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Safety Shot, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Safety Shot, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its consolidated operations and its cash flows for the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company has suffered net losses from operations in current and prior periods and the Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audits Matters

The critical audits matters communicated below are matters arising from the current period audits of the consolidated financial statements that were communicated or required to be communicated to the audits committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audits matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audits matters or on the accounts or disclosures to which they relate.

Revenue transactions and Improper Revenue Recognition

As discussed in the Note 1 to the financial statements, the Company generates its revenue from the sales of its products directly to the end user and recognizes revenue when goods or products are shipped on a FOB shipping point. Understanding when the performance obligation has been completed can sometimes require significant judgement. We tested the Company’s support for all of the material revenue sources and the timing in which the Company completed the related performance obligation.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2019.

The Woodlands, Texas

April 1, 2024

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Balance Sheets

As of December 31, 2023 and 2022

	2023	2022
Assets
Cash	$3,833,349	$1,477,552
Marketable Securities	842,976	-
Inventory	795,824	151,204
Account receivable	5,585	26,440
Prepaid expenses and deposits	1,469,733	116,389
Investment in affiliates	-	2,909,674
Loan receivable from SRM Entertainment Ltd	-	1,458,914
Investment in SRM Entertainment, Inc	657,183	-
Other current assets	86,174	-
Current assets held for sale	-	611,316
Total current assets	7,690,824	6,751,489
Long-Term Assets
Right of use assets	479,027	643,977
Intellectual property, net	4,511,057	-
Fixed assets, net	28,272	52,494
Assets held for sale	-	1,242,803
Total assets	$12,709,180	$8,690,763

Liabilities and Shareholders’ Equity
Accounts Payable	$1,493,809	$1,548,384
Convertible notes	1,500,000	2,000,000
Current portion of lease liability	214,752	164,170
Accrued interest	269,152	110,905
Accrued liabilities	60,450	41,326
Covid - 19 SBA Loan	48,974	47,533
Current liabilities held for sale	-	593,192
Total current Liabilities	3,587,137	4,505,510

Long-term portion lease liability	304,907	519,659
Total liabilities	3,892,044	5,025,169

Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, of which 45,634,154 and 22,338,888 shares issued and outstanding as of December 31, 2023 and 2022	45,634	22,339
Additional paid-in capital	73,726,987	53,763,929
Common stock payable	725,230	477,000
Accumulated deficits	(65,680,715)	(50,597,674)
Total Shareholders’ Equity	8,817,136	3,665,594

Total Liabilities and Shareholders’ Equity	$12,709,180	$8,690,763

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Statement of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022
Revenue
Sales	$202,670	$120,627
Cost of Sales	277,127	325,169
Gross profit (loss) from continuing operations	(74,457)	(204,542)

Operating expense
General and administrative expenses	12,524,869	11,628,784
Impairment of Intangibles	-	1,450,000
Impairment of Promissory Note	-	1,000,000
	12,524,869	14,078,784
Other income / (expense)
Interest income	57,340	1,704
Interest expense	(171,433)	(1,286,368)
Other income / (expense)	(1,243,676)	790
Unrecognized gain / (loss) on equity investment	(864,418)	-
Total other income (expense)	(2,222,187)	(1,283,874)

Net (loss) from continuing operations	$(14,821,513)	$(15,567,200)

Income (loss) from discontinued operations	(261,528)	344,172

Net (loss)	$(15,083,041)	$(15,223,028)

Net (loss) per share:
Basic	$(0.49)	$(0.69)

Weighted average number of shares
Basic	30,877,804	22,106,703

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Treasury Shares		Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2021	-	-	24,046,001	$24,046	$285,000	$51,668,019	$(35,374,646)	$16,602,419
Shares issued for services	-	-	925,000	925	-	861,200	-	862,125
Treasury shares purchased	2,825,617	(2,880,045)	(2,825,617)	(2,825)	-	2,825	-	(2,880,045)
Treasury shares cancelled	(2,825,617)	2,880,045	-	-	-	(2,880,045)	-	-
Shares issued in connection with convertible promissory note	-	-	250,000	250	-	277,250	-	277,500
Fair value of warrants issued and issue discounts with convertible note	-	-	-	-	-	1,644,194	-	1,644,194
Stock options issued for services	-	-	-	-	-	142,169	-	142,169
Common Stock to be issued for services	-	-	-	-	192,000	-	-	192,000
Management common shares cancelled	-	-	(56,496)	(57)	-	57	-	-
Fair value of Stock options granted to Officers and Directors						2,048,270		2,048,270
Net loss	-	-	-	-	-	-	(15,223,028)	(15,223,028)
Balance December 31, 2022	-	-	22,338,888	$22,339	$477,000	$53,763,929	$(50,597,674)	$3,665,594

Shares issued in Public Offering	-	-	4,315,787	4,316	-	3,446,359	-	3,450,675
Shares issued -payable for services	-	-	1,675,000	1,675	-	676,259	-	677,925
Shares issued for services and stock payable	-	-	300,000	300	248,230	191,700	-	440,230
Purchase of intangible asset	-	-	5,000,000	5,000	-	2,463,500	-	2,468,500
Warrant conversions related to offerings	-	-	10,266,845	10,267	-	8,877,570	-	8,887,837
Warrant conversions related to promissory notes	-	-	1,200,000	1,200	-	1,117,200	-	1,118,400
Deconsolidation of SRM Entertainment and change to equity method of accounting	-	-	-	-	-	551,757	-	551,757
Fair value of price reduction on conversion price for notes and warrants	-	-	-	-	-	1,120,333	-	1,120,333
Fair value of options granted to employees	-	-	-	-	-	39,444	-	39,444
Fair value of warrants granted for services	-	-	-	-	-	364,960	-	364,960
Promissory note conversion			537,634	537		499,463		500,000
Fair value of warrants granted for services						545,703		545,703
Fair value of options granted for services						68,819		68,819
Net Loss	-	-	-	-	-	-	(15,083,041)	(15,083,041)
Balance December 31, 2023	-	-	45,634,154	$45,634	$725,230	$73,726,987	$(65,680,715)	$8,817,136

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Condensed Consolidated Statement of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows from continuing operating activities:
Net (loss)	$(14,821,513)	$(15,567,200)
Depreciation & Amortization	214,142	20,589
Gain on sale of fixed assets	(23,308)	(3,702)
Fair value of stock-based compensation	1,118,155	3,244,564
Fair value of options issued for services	108,263	-
Fair value of warrants issued for services	910,663	-
Amortization of debt discount	-	1,104,477
Intangible asset impairment	-	1,875,000
Loss on extinguishment	1,120,333	937,207
Unrealized gain/loss on equity investment	864,418	-
Realized gain/loss on sale of marketable securities	(238,834)	-
Unrealized loss on marketable securities	1,511,488	-
Impairment of secured promissory note	-	1,000,000
Bad debt expense	7,022	-

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	(1,045,861)	(50,463)
Right of Entry asset	164,950	153,334
Accounts receivable	367,024	(19,889)
Inventory	(608,004)	97,580
Other assets	(86,174	-
Accounts payable	(255,750)	838,355
Accrued liabilities	141,842	52,304
Lease liability	(164,170)	(130,234)
Net cash (used in) continuing operating activities	(10,715,314)	(6,448,078)

Cash flows from discontinued operating activities:
Income (loss) from discontinued operations	(261,528)	344,172
Reclassification of assets and liabilities to held for sale	863,065	(271,722)
Cash provided from discontinued operations	601,537	72,450

Cash flows from investing activities:
Cash paid for purchase of assets	(106,153)	(10,707)
Cash paid for research agreement	-	(1,500,000)
Cash paid for marketable securities	(545,130)	-
Cash paid for purchase of intangible assets	(2,200,000)	-
Cash paid for SRM Inc.	(390,478)	-
Cash received from SRM Ltd. loan repayment	1,534,814	-
Cash received for sale of marketable securities	869,834	-
Net change to value of marketable securities	467,966	-
Cash loaned to third party	-	1,000,000
Proceeds from sale of assets	39,100	43,000
Net cash (used in) investing activities	(330,047)	(2,467,707)

Cash flows from financing activities:
Shares issued for cash	13,456,912	-
Cash paid for Treasury Stock	-	(2,880,045)
Proceeds from Promissory notes	-	1,880,000
Loans to affiliates	(699,952)	(1,374)
Borrowings on debt	199,097	284,979
Payments on debt	(156,436)	(187,711)
Net cash (used in) provided by financing activities	12,799,621	(904,151)

Net increase (decrease) in cash and cash equivalents	2,355,797	(9,747,486)

Cash and cash equivalents at the beginning of the period	1,477,552	11,225,038

Cash and cash equivalents at the end of the period	$3,833,349	$1,477,552

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash items:
Fair value of Warrants issued and beneficial conversion feature in connection with convertible notes	$-	$706,977
Reclassification of Held to Maturity investments to Marketable Securities	$3,417,100	$-
Shares issued from stock payable for services	$192,000	$-
Shares issued for GBB asset purchase	$2,468,500	$-
Reclassification for SRM Ltd deconsolidation	$146,800	$-
Conversion of promissory note for common stock	$500,000	$-
Common stock issued in connection with promissory notes	$-	$277,500
Treasury shares cancelled	$-	$2,880,045
Cancellation of shares issued to management	-	$57

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Notes to Financial Statements

For the Years Ended December 31, 2023 and 2022

Note 1 - Organization and Business Operations

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

Going Concern Consideration

As of December 31, 2023 and 2022, the Company had accumulated deficits of $65,680,715 and $50,597,674, respectively, and cash flow used in operations of $10,715,314 and $6,448,078 for the years ended December 31, 2023 and 2022. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At December 31, 2023 and 2022, the Company had $3,833,349 and $1,477,552, respectively, in cash and working capital of $4,303,687 and $2,245,979, respectively. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

Note 2 – Significant Accounting Policies Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness Investments, Inc., a Florida corporation, and for the period from January 1, 2022 to August 14, 2023, SRM Entertainment, Limited, a Hong Kong private limited company, which was sold effective August 14, 2923. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2023 and 2022.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write- offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the year ended December 31, 2023, the Company had expired inventory write-downs of $23,794. During the year ended December 31, 2022, the Company determined that certain of our inventory items were either slow moving, expired or discontinued. As a result, the Company wrote-off a total of $152,432 of inventory, consisting of raw materials of $23,623, finished goods of $123,094 and packaging of $5,715 for the year ended December 31, 2022.

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

The Company has reclassified all of the assets and liabilities of SRM held prior to the Share Exchange as assets and liabilities held for sale.

At December 31, 2023, the Company had no assets or liabilities held for sale. At December 31, 2022, the Company had current assets held for sale totaling $611,316, long term assets held for sale totaling $1,242,803 and liabilities held for sale totaling $593,192.

The following table presents the major classes of assets and liabilities of discontinued operations of Communications reported in the consolidated balance sheets:

	December 31,
	2023	2022
Cash	$-	$453,516
Inventory	-	290,200
Account receivable	-	621,090
Prepaid expenses and deposits	-	697,725
Investment in Affiliate	-	7,699
Loan to SRM	-	(1,458,914)
Total current asset held for sale	-	611,316

Intangible assets	-	291,533
Goodwill	-	941,937
FF&E	-	9,333
Assets held for sale	-	1,242,803
Total assets	$-	$1,854,119

Accounts Payable	$-	$378,804
Accrued liabilities	-	214,388
Total current Liabilities	$-	$593,192

The following table presents the components of discontinued operations in relation to Communications reported in the consolidated statements of operations:

	For the Year ended December 31,
	2023	2022
Sales	$3,901,162	$6,076,116
Cost of Sales	3,064,376	4,845,217
Gross profit	836,786	1,230,899

Operating expense	636,937	887,495
Other (income) expense	461,377	(768)
Total expenses	1,098,314	886,727
Net income (loss) from discontinued operations	$(261,528)	$344,172

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

	For the Year Ended December 31,
	2023	2022
Numerator:
Net (loss)	$(15,083,041)	$(15,223,028)

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	30,877,804	22,106,703
Denominator for diluted earnings per share	30,877,804	22,106,703
Basic (loss) per share	$(0.49)	$(0.69)
Diluted (loss) per share	$(0.49)	$(0.69)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the year ended December 31, 2023 and 2022, the Company recognized no allowance for doubtful collections.

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

We conducted an evaluation of our goodwill as of December 31, 2022 and there was no impairment in the year ended December 31, 2022. Dring the year ended December 31, 2023, the Company spun-off its wholly-owned subsidiary SRM Entertainment Ltd. which was the source for its goodwill. As a result, the Company had no goodwill at December 31, 2023. (see Note 8).

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

The Company’s evaluation of its long-lived assets resulted in an impairment expense of $1,450,000 during the year ended December 31, 2022 and no impairment during the year ended December 31, 2023.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Cumulative gains and losses from foreign currency transactions and translation for the years ended December 31, 2023 and 2022 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $100,591 and $1,637,117 for the years ended December 31, 2023, and 2022, respectively.

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

The Company’s deferred tax asset at December 31, 2023 and 2022 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $8,658,484 and $6,674,042 less a valuation allowance in the amount of approximately $8,658,484 and $6,674,042.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Note 3 - Accounts Receivable

At December 31, 2023 and 2022, the Company had accounts receivable of $5,585 and $26,440, respectively.

Note 4 - Prepaid Expenses and Deposits

At December 31, 2023, the Company had prepaid expenses and deposits of $1,469,733, consisting of $1,073,823 of raw materials related to a two million can Safety Shot beverage production run, prepaid insurance of $56,335 and other prepaids of $339,575. At December 31, 2022 the Company had $116,389 of had prepaid expenses and deposits.

Note 5 - Inventory

At December 31, 2023 and 2022, the Company had inventory of $795,824 and $151,204, consisting of finished goods, raw materials and packaging supplies.

Note 6 - Marketable Securities

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

JWAC filed a Current Report on Form 8-K filed with the Securities Exchange Commission on May 2, 2023. JWAC’s stockholders approved JWAC’s business combination with Chijet Inc. and its affiliates including Chijet Motor Company Inc. (collectively “Chijet”), at its Special Meeting of Stockholders held on May 2, 2023 and closed the transaction on June 1, 2023. As a result, on June 27, 2023, the Company received a total of 1,662,434 shares of restricted common stock of Chijet (Nasdaq: CJET) in exchange for its Loans. In August 2023, the Company received 96,000 additional shares of ChiJet due to downside protection clauses in the business combination agreements.

In May 2023, the Company purchased 48,000 shares of JWAC (now Chijet) common stock for $508,800 and in September and October 2023, the Company purchased an additional 18,200, shares for $36,330.

During the year ended December 31, 2023 the Company sold 271,679 ChiJet shares for a realized gain of $238,834.

At December 31, 2023 the Company, the Company held 1,200,821 common shares of Chijet (the “CJET Shares”) are considered trading securities and are categorized as marketable securities on the balance sheet. At December 31, 2023 the CJET Shares had a combined fair market value of $842,976 had a combined unrealized loss of $1,511,488 which is included in other income/loss.

In connection with the Chijet transaction, our CEO Brian John is “entitled to a twenty percent (20%) bonus based on the net profits realized from any investment made by the Company.” At June 30, 2023 the Company had recorded a contingent liability of $233,377 payable to Brian in this regard. Subsequent to June 30, 2023, Mr. John agreed to receive 267,500 shares of restricted ChiJet shares in lieu of any bonuses payments related to the transaction.

Note 7 - Investment in and Loans to Affiliates

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

During the year ended December 31, 2023, the Company began discussions with Colorado-based Elite Health Partners Inc. (“Elite”) regarding a license and sale of its legacy Jupiter Wellness assets. In connection with these discussions the Company advanced Elite $200,000. At December 31, 2023, the Company determined that the advance should be impaired.

At December 31, 2022, the Company had loans totaling $9,073 to an affiliate. There were no loans at December 31, 2023.

Note 8 - Note Receivable

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

Note 9 - Intangible Assets

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

Effective August 14, 2023 the Company spun-off 52% of SRM Ltd formerly a wholly-owned subsidiary, into a public company in exchange for shares of SRM Inc. common stock. The fair value of the 4,609,166 shares of common stock SRM Inc. received (net of dividend shares to the Company’s shareholders) was $1,521,025. As a result, the Company will no longer consolidate SRM Ltd in its financial statements and the intangible assets have been de-consolidated. The deconsolidation produced a loss to the Company of $409,549. The Company currently owns 48% of SRM Inc. (see Note 6 above) and will use the equity method of accounting for its ownership in SRM Inc. The Company recorded $864,418 as its share of SRM losses from the date of separation to December 31, 2023.

Summary of deconsolidation loss:

Goodwill and Intangibles	$1,042,151
Net assets of SRM Ltd at deconsolidation	189,866
Equity of SRM Ltd	698,557
Effect of deconsolidation	1,930,574
Fair value of Consideration	(1,521,025)
Loss on deconsolidation	$(409,549)

Summary of Changes to Equity Method Investment

Fair value of Consideration	$1,521,025
Equity in SRM losses	(864,418)
Balance	$657,183

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

Safety Shot Acquisition

On July 10, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with GBB Drink Lab, Inc. (“GBB”) under the terms of which the Company acquired certain assets of GBB (the “Purchased Assets”) which included the patents for a blood alcohol detox drink Safety Shot, an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol at a rate faster than would occur normally. The purchase price was 5,000,000 shares of the Company’s restricted common stock, valued at $2,468,500, plus $200,000 in cash and additional amounts based upon achieving certain benchmarks. At the time of purchase GBB had no employees, no revenues and no operations and reported its only asset was intellectual property. Using guidance provided under the FASB Accounting Standards Update No. 2017-01, Clarifying the Definition of a business, the transaction was accounted for as a single asset purchase and the entire purchase price of $2,668,500 was allocated to the patents. The APA also contains two earn-out provisions that entitle GBB to additional consideration for the Purchased Assets in the maximum amount of $5,500,000 as follows: (i) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $11,000,000 from exercises of the Company’s $1.00 Warrants at an exercise price of $1.00 per Common Share (“Milestone 1”), the Company shall pay to the Seller $2,500,000 payable in cash; and (ii) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $14,000,000 from exercises of the Company’s outstanding July 2021 Warrants at an exercise price of $1.40 per Common Share (“Milestone 2” and collectively with Milestone 1, the “Earn-Out Milestones” and individually, an “Earn-Out Milestone”), the Company shall pay to the Seller an additional $3,000,000 in cash. In December 2023, the Company paid an additional $2,000,000 under the earn-our provisions which was allocated to the patents. As of March 30, 2024, GBB is entitled to an additional payment of $175,000 un der Milestone (i).

The patents will be amortized over twelve years (the remaining 12-year life of the patents). During the year ended December 31, 2023, the Company recognized $157,443 of amortization expense.

Summary of transaction and carrying value:

Purchase price:		Allocation of Purchase price:
Cash	$2,200,000	Patents	$4,668,500
Fair value of stock issued	2,468,500	Amortization	(55,593)
	$4,668,500	Balance	$4,559,552

Note 10 - Accrued Interest and Other Accrued Liabilities

At December 31, 2023 and December 31, 2022, the Company had accrued interest on the convertible notes below of $269,152 and $110,905, respectively.

At December 31, 2023 and December 31, 2022, the Company had accrued liabilities totaling $60,450 and $41,326, respectively.

Note 11 - Convertible Notes Payable

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

Interest expense for the year ended December 31, 2023 on the Notes totals $154,521. Total interest expense for the year ended December 31, 2022, totaled $1,286,368 which includes $1,104,477 amortization of the origination shares and warrants discounts in connection with the Notes.

During the year ended December 31, 2023, the Notes were amended to change the conversion price of the Notes and exercise price of all outstanding warrants was reduced to $0.93 pursuant to down round protection provisions in the loan and warrant agreements and to extend the Notes to January 31, 2024. The change on the Notes conversion rate was a change from $2.79 and the change to the outstanding warrants exercise price was on 500,000 warrants with $6.00 price, 1,460,000 at $2.79 and 800,000 at $1.00. The amendment is considered a material modification of the Notes and the Company has used extinguishment accounting to account for the change. The fair value of the additional shares underlying the Note conversion and warrant exercise using the reduced conversion and exercise price was measured using the Black-Scholes valuation model. The fair value of the conversion feature totals $923,603 and the fair value of the warrants totals $196,730. The total loss on extinguishment of $1,120,333 has been included in other gains and losses.

In December 2023, the $500,000 Note was converted into 537,634 shares of the Company’s common stock as payment of the principal in full.

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the years ended December 31, 2023 and 2022:

Principal Balance, December 31, 2021	$-
Issuance of the Notes	2,000,000
Principal Balance, December 31, 2022	$2,000,000
Conversion of one of the notes	(500,000)
Principal Balance, December 31, 2023	$1,500,000

Note 12 - Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at December 31, 2023 and 2022 was $48,974 and $47,533, respectively.

Note 13 - Capital Structure

Preferred Stock - The Company is authorized to issue a total of 100,000 shares of preferred stock with par value of $0.001. No shares of preferred stock are issued and outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001. As of December 31, 2023 and 2022, there were 45,634,154 and 22,338,888 shares of common stock issued and outstanding, respectively.

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

Share and warrants issued in connection with convertible debt

During the year ended December 31, 2022, The Company issued 250,000 shares (the “Origination Shares”) in connection with the issuance of two convertible promissory notes (see Note 11 - Convertible Notes Payable) with a total face value of $2,000,000. The Origination Shares were valued at fair market value of $277,500.

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

Year ended December 31, 2023 issuances:

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

Shares issued for services

During the year ended December 31, 2023, the Company entered into Consulting Agreements under the terms of which the Company issued 1,675,000 shares of its common stock. The shares were issued at their respective fair value based on the Company’s Nasdaq closing price of the shares on the date of the issuance of the shares. The Company recognized $677,925 as stock-based compensation in the year ended December 31, 2023.

Shares issued for stock payable

During the year ended December 31, 2023, the Company issued 300,000 shares which were included in Common Stock Payable at December 31, 2022 with a fair value of $192,000. In connection with two Consulting Agreements, the Company had not issued 450,000 shares with a fair value of 440,230 which are included in common stock payable.

Shares issued for purchase of assets

In July 2023, the Company entered into an Asset Purchase Agreement for the purchase of intellectual property relating to Safety Shot (see Note 9). The purchase price included the issuance of 5,000,000 shares of the Company’s restricted common stock.

Shares issued for exercise of warrants related to promissory notes

In August 2023, the Company issued a total of 1,200,000 shares upon exercise of warrants related to the Promissory Notes described in Note 11. The Company received $1,118,400 for the exercise.

Shares issued for exercise of warrants related to the Pipe transaction

Beginning in August 2023, the certain holders of warrants related to the Company’s IPO and PIPE transaction above, exercised a portion of their warrant holdings and the Company issued a total 10,266,845 shares of its common stock upon exercise. The Company received $8,887,837 for the exercise.

Shares issued for conversion of promissory note

In December 2023, a $500,000 convertible promissory note was converted into 537,634 shares of the Company’s restricted common stock.

The following table sets forth the issuances of the Company’s shares of common stock for the year ended December 31, 2023 and 2022 as follows:

Balance December 31, 2021	24,046,001
Shares issued for services	925,000
Loan origination shares for promissory note	250,000
Shares repurchased from the market	(2,825,617)
Management shares cancelled	(56,496)
Balance December 31, 2022	22,338,888
Public offering	4,315,787
Shares issued for stock payable	300,000
Shares issued for services	1,675,000
Stock issued for asset purchase	5,000,000
Stock issued for conversion of warrants related to Notes	1,200,000
Stock issued in connection with note conversion	537,634
Stock issued for conversion of warrants related to IPO	10,266,845
Balance December 31, 2023	45,634,154

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

During the year ended December 31, 2023, the Company issued 300,000 shares for valued at $192,000 from stock payable and entered into two agreements for inducement for $326,730 and three agreements for services totaling $113,500. The balance at December 31, 2023 was $725,230.

Note 14 - Warrants and Options

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

During the year ended December 31, 2023, the Company entered into four Investor Relations Consulting Agreements under the terms of which the Company issued a total of 1,000,000 five-year warrants, with an exercise price between $1.00 and $1.40. The Company recorded an expense of $364,960 in connection with this issuance.

Reporting Date	Relative Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
08/10-08/21/23	$364,960	5	$1.00 -1.40	$0.87-1.18	151%	0.0421-0465
10/05/23	$545,703	5	$1.00-6.00	$1.05	152%	.0468

The following tables summarize all warrants outstanding as of December 31, 2023 and 2022, and the related changes during the period.

Exercise price is the weighted average for the respective warrants at end of period.

	Number of Warrants	Exercise Price

Balance at December 31, 2021	13,698,125	$1.96
Warrants issued in connection with Convertible Notes	1,460,000	.093
Warrants issued in connection with Convertible Notes	800,000	.093
Balance at December 31, 2022	15,958,126	$1.81
Warrants issued in Public Offering	9,260,554	.093
Warrants issued for services	1,000,000	1.23
Warrants exercised in connection with Convertible notes	(1,200,000)
Warrants exercised in connection with PIPE	(10,266,845)
Balance at December 31, 2023	14,751,835	$2.73

Warrants Exercisable at December 31, 2023	14,751,835	$2.73

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

During the year ended December 31, 2023, the Company entered into five employment and director agreements under the terms of which the Company issued 400,000 five-year options, with quarterly vesting, with an exercise price between $0.49 and $1.13 and 50,000 three-year options, immediately vesting with an exercise price of $0.46. The total fair value of the options $202,638. The fair value of the options is being amortized over the vesting period. The Company recognized $39,444 expense for the year ended December 31, 2023.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

Reporting Date	Number of Options	Term (Years)	Exercise Price	Grant Date	Market Price on Volatility Percentage	Fair Value
7/10-8/18/23	450,000	3-5	$0.46-1.13	$0.46-1.13	158-160%	$271,547

At December 31, 2023 the Company had 7,965,166 options outstanding.

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at December 31, 2023 were ROU asset of $479,027, current portion of the lease liability of $214,752 and non-current portion of lease liability of $304,907. At December 31, 2022, the unamortized balances were ROU asset of $643,977, the current portion of the lease liability was $164,170 and non-current portion of the lease liability was $519,659.

Additionally, the Company recognized accreted interest expense of $49,010 and $60,626 and rent expense of $213,960 and $231,790 for the lease during the year ended December 31, 2023 and 2022, respectively.

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

On November 30, 2023, Intracoastal Capital, LLC (“Intracoastal”) filed a lawsuit against the Company in the New York County Supreme Court, alleging that (i) the Company is in breach of a common stock warrant issued to Intracoastal on or about July 26, 2021, and (ii) that the Company should be ordered by the court to deliver to Intracoastal 330,619 free trading shares of Company common stock (the “Litigation”). The Litigation seeks compensatory damages in an amount no less than $2 million, in addition to liquidated damages and attorney’s fees.

The Company answered Intracoastal’s complaint on or about January 26, 2024. The Company intends to vigorously defend itself against Intracoastal’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On December 8, 2023, the Company filed a lawsuit against Capybara Research (“Capybara”), Igor Appelboom (“Appelboom,” and together with Capybara Research, the “Capybara Parties”) and Accretive Capital LLC d/b/a Benzinga (“Capybara Parties and Accretive, together, the “Capybara Defendants”) in the United States District Court for the Southern District of New York. The Company’s complaint alleges that (i) the Capybara Parties are liable for securities fraud to the Company for making false representations that were made to manipulate the price of the Company’s common stock to the benefit of the Capybara Parties, and (ii) the Capybara Defendants are liable for tortious interference with prospective business relations to the Company by misleading the investing public to—absent a legitimate basis and, instead, for the benefit of the Capybara Defendants—take short positions against Company common stock to wrongfully depress the price of the same. On March 18, 2024, the United District Court for the Southern District of New York, awarded the Company a Default Judgment in its lawsuit against Capybara Research and Igor Appelboom for Securities Fraud and Tortious Interference for the defendants’ defamatory, unfounded and malicious article titled, Safety Shot Exposed $SHOT, Boca Raton Snake Oil: Unraveling the Fraud behind the Drink and Its Dubious Origins. In a separate settlement agreement, Defendant Accreative Capital LLC d/b/a Benzinga, agreed to retract and remove the defamatory story from its website and cease from any future publication.

On March 18, 2024, the United District Court for the Southern District of New York, awarded the Company a Default Judgment in its lawsuit against Capybara Research and Igor Appelboom for Securities Fraud and Tortious Interference for the defendants’ defamatory, unfounded and malicious article titled, Safety Shot Exposed $SHOT, Boca Raton Snake Oil: Unraveling the Fraud behind the Drink and Its Dubious Origins. In a separate settlement agreement, Defendant Accreative Capital LLC d/b/a Benzinga, agreed to retract and remove the defamatory story from its website and cease from any future publication.

On September 5, 2023, “Sabby” Volatility Warrant Master Fund Ltd. filed a lawsuit against the Company in the federal district court for the Southern District of New York case captioned Sabby Volatility Warrant Master Fund Ltd. v. Jupiter Wellness, Inc., No.1:23-cv-07874-KPF (the “Litigation”). Sabby’s initial complaint in the Litigation alleges that the Company’s delayed spin-off and distribution of the common stock of “SRM” Entertainment. Inc. give rise to claims of breach-of-contact, promissory estoppel, and negligent misrepresentation. On November 10, 2023, Jupiter sought judicial permission to move to dismiss Sabby’s complaint, arguing that Sabby had no legal right to the delayed distribution occurring on the original record date, and that regardless, no law requires the Company to compensate Sabby for the costs of covering its short position against the Company. In response, the Court allowed the parties to bypass that dismissal motion briefing so long as Sabby filed an amended complaint by December 15, 2023.

Sabby seeks compensatory damages estimated to exceed $500,000The Company has filed a motion to dismiss Sabby’s amended complaint and is awaiting the Court’s ruling. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint. The Company’s answer to the amended complaint is due on March 29, 2024. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material  adverse effect on the Company’s financial position, results of operations or liquidity.

On January 16, 2024, 3i LP (“3i”), filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York, case captioned, 3i LP v. Safety Shot, Inc. No. 650196/24 (the “Litigation”). The case stems from the Company’s alleged denial of 3i’s attempt to exercise certain warrants and states causes of action for actual damages and liquidated damages in an amount of approximately $380,000. The Company filed its answer to the complaint on or about March 7, 2024. The Company intends to defend itself vigorously against Sabby’s claims and does not believe that the Litigation’s ultimate disposition will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On January 19, 2024, Coachella Music Festival, LLC filed a lawsuit against the Company in the federal district court for the Central District of California, Case No. 2:24-cv-537 (the “Litigation”). The Litigation asserts causes of action for Trademark Infringement under 15 U.S.C. Section 1114; False Designation of Origin under 15 U.S.C. Section 1125; False Advertising under 15 U.S.C. Section 1125; violations of Cal. Bus. & Prof. Code Sections 17200 & 17500; Inducement of Trespass; Conversion; and Trespass to Chattels. The Litigation seeks injunctive relief, profits resulting from the Company’s alleged infringement, the value of a Coachella beverage sponsorship, costs of corrective advertising, attorney’s fees and punitive damages. On or about February 26, 2024, the parties reached a settlement in this matter. As part of the settlement, the Company agreed to terminate all activities in connection with the Festival, and stipulated to the entry of a permanent injunction and final judgment and a monetary payment that does not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On January 10, 2024, Bigger Capital fund, L.P. (“Bigger”), filed a lawsuit against the Company in the Supreme Court for the State of New York, Case No. 650148/2024 (the “Litigation”). The Litigation stems from the Company’s warrant to purchase 1,656,050 shares of Company common stock issued to Bigger Capital on July 20, 2021, and asserts causes of action for Breach of Contract, Specific Performance and Declaratory Relief. The Litigation seeks compensatory damages of $3 million, liquidated damages in an estimated amount of $4 million, specific performance, attorney’s fees and declaratory relief. On or about March 4, 2024, the Company filed its answer to Bigger’s complaint. The Company intends to defend itself vigorously against Bigger’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On or about January 18, 2024, Alta Partners, LLC, (“Alta”) filed a lawsuit against the Company in the federal district court for the Southern District of New York, case captioned, Alta Partners, LLC v. Safety Shot, Inc. No. 24-cv-373 (S.D.N.Y.) (the “Litigation”). The Litigation stems from the Company’s warrant to purchase shares of Company common stock and asserts causes of action for Breach of Contract Breach of the Implied Covenant of Good Faith and Fair Dealing (in the alternative) and violation of Section 11 of the Securities Act of 1933. The Litigation seeks compensatory general and liquidated damages in an amount to be proven at trial. The Company intends to defend itself vigorously against Alta’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 17 - Subsequent Events`

Subsequent to December 31, 2023, the Company issued a total of 3,586,119 shares of its common stock, consisting of 500,000 shares for services and the balance upon conversion of warrants.

Subsequent to December 31, 2023, The Company became involved in certain legal and litigation matters which are included and detailed in Legal Proceedings above.

On February 22, 2024 the Company announced it has signed an agreement to license and sell its legacy Jupiter Wellness assets to Colorado-based Elite Health Partners Inc. The Company’s Jupiter Wellness assets include a portfolio of over-the-counter commercialized products as well as product candidates in development for indications including skin care, hair growth, and women’s health. Currently a private company, Elite Health plans to file a registration statement for an IPO by Q3 2024 and subsequently become a publicly listed company. Upon its IPO, Elite Health will acquire the licensed Jupiter Wellness assets for a consideration of 40% of Elite Health’s outstanding shares that Safety Shot plans to dividend to its shareholders.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2023 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

