Form 10-Q
period 2024-03-31
Safety Shot, Inc.
filed 2024-05-15
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to______________

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

As of May 10, 2024, there were 51,702,941 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements

Safety Shot, Inc.

Safety Shot, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

	Three Months Ended March 31, 2024	Year ended December 31, 2023
	(Unaudited)	(Audited)
Assets
Cash	$2,046,355	$3,833,349
Marketable Securities	242,613	842,976
Inventory	403,763	795,824
Account receivable	5,153	5,585
Prepaid expenses and deposits	1,590,181	1,469,733
Investment in SRM Entertainment, Inc.	-	657,183
Other current assets	56,364	86,174
Total current assets	4,344,429	7,690,824

Right of use assets	435,623	479,027
Intangible assets, net of amortization	4,409,207	4,511,057
Fixed assets, net of depreciation	25,621	28,272
Total assets	$9,214,880	$12,709,180

Liabilities and Shareholders’ Equity

Accounts Payable	$1,053,812	$1,493,809
Convertible notes	1,569,669	1,500,000
Current portion of lease liability	226,030	214,752
Accrued interest	233,561	269,152
Accrued liabilities	264,564	60,450
Covid - 19 SBA Loan	49,289	48,974
Total current Liabilities	3,396,925	3,587,137

Long-term portion lease liability	247,441	304,907
Total liabilities	3,644,366	3,892,044

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, of which 49,220,273 and 45,634,154 shares issued and outstanding as of March 31, 2024 and December 31, 2023	49,220	45,634
Additional paid-in capital	86,458,794	73,726,987
Common stock payable	417,886	725,230
Accumulated deficits	(81,355,386)	(65,680,715)
Total Shareholders’ Equity	5,570,514	8,817,136

Total Liabilities and Shareholders’ Equity	$9,214,880	$12,709,180

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Sales	$170,732	$34,788
Cost of Sales	2,383,285	23,965
Gross profit	(2,212,553)	10,823

Operating expense
General and administrative expenses	12,956,552	1,244,953

Total operating expenses	12,956,552	1,244,953
Other income / (expense)
Interest income	4,032	369
Interest expense	(61,831)	(58,552)
Gain on sale of marketable securities	151,388	-
Unrecognized loss on equity investment	(599,155)	-
Other income / (expense)	-	(99)
Total other income (expense)	(505,566)	(58,282)

Loss from operations	$(15,674,671)	$(1,292,412)

Loss from discontinued operations	-	(15,762)

Net loss	$(15,674,671)	$(1,308,174)

Net (loss) per share:
Basic	$(0.33)	$(0.05)

Weighted average number of shares
Basic	47,435,503	25,551,752

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2022	22,338,888	$22,339	$477,000	$53,763,929	$(50,597,674)	$3,665,594

Common Stock issued in Public Offering	4,315,787	4,316	-	3,446,359	-	3,450,675
Net Loss	-	-	-	-	(1,308,174)	(1,308,174)
Balance, March 31, 2023	26,654,675	$26,655	$477,000	$57,210,288	$(51,905,848)	$5,808,095

Balance, December 31, 2023	45,634,154	$45,634	$725,230	$73,726,987	$(65,680,715)	$8,817,136

Common Stock issued from stock payable for services	100,000	100	(113,500)	113,400	-	-
Common Stock issued from stock payable on extinguishment of debt	262,000	262	(245,044)	244,782	-	-
Common Stock due for services	-	-	48,400	-	-	48,400
Common Stock due on warrant conversions	-	-	2,800	-	-	2,800
Common Stock issued for services	450,000	450	-	614,050	-	614,500
Common Stock issued for warrant conversions	2,774,119	2,774	-	3,789,441	-	3,792,215
Fair value of options granted	-	-	-	7,970,134	-	7,970,134
Net loss for the three months ended March 31, 2024	-	-	-	-	(15,674,671)	(15,674,671)

Balance, March 31, 2024	49,220,273	$49,220	$417,886	$86,458,794	$(81,355,386)	$5,570,514

The accompanying notes are an integral part of these financial statements.

Safety Shot, Inc.

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(15,674,671)	$(1,292,412)
Stock Based compensation	662,900	-
Depreciation & Amortization	104,501	4,382
Fair value of options granted	7,970,134	-
Stock due on warrant conversion	2,800	-
Unrealized loss on equity investment	599,155	-
Unrealized loss on marketable securities	130,066	-
Net gain on sale of marketable securities	(280,395)	-

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	(90,638)	(164,483)
Right of Entry asset	43,404	40,059
Accounts receivable	432	16,716
Inventory	392,061	22,395
Accounts payable	(439,997)	35,844
Accrued liabilities	238,507	205,365
Lease liability	(46,188)	(36,885)
Net cash (used in) continuing operating activities	(6,387,929)	(1,169,019)

Discontinued operations
Loss from discontinued operations	-	(15,762)
Reclassification of assets and liabilities held for sale	-	33,982
Net cash provided by discontinue operations	-	18,220

Cash flows from investing activities:
Proceeds from sale of marketable securities	808,720	-
Net cash provided by investing activities	808,720	-

Cash flows from financing activities:
Proceeds from public offering	-	3,450,675
Proceeds from warrant conversions	3,792,215	-
Loans to affiliates	-	(300,000)
Net cash (used in) financing activities	3,792,215	3,150,675

Net (decrease) in cash and cash equivalents	(1,786,994)	1,999,876

Cash and cash equivalents at the beginning of the period	3,833,349	1,477,552

Cash and cash equivalents at the end of the period	$2,046,355	$3,477,428
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash item:
Common stock issued from stock payable on note extinguishment	$245,044	$-

The accompanying notes are an integral part of these unaudited financial statements.

SAFETY SHOT, INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2024 and Year Ended December 31, 2023

Note 1 - Organization and Business Operations

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023 the Company acquired certain assets of GBB Drink Lab Inc which included the blood alcohol reduction product Safety Shot, an over-the-counter, dietary supplement that can lower blood alcohol content by supporting its metabolism. Concurrently with the purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched Safety Shot in December 2023.

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

Going Concern Consideration

As of March 31, 2024 and December 31, 2023, the Company had accumulated deficits of $ 81,355,386 and $65,680,715, respectively, and cash flow used in operations of $6,387,929 and $10,515,314 for the three months ended Maech 31, 2024 and year ended December 31, 2023. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At March 31, 2024 and December 31, 2023, the Company had $2,046,355 and $3,833,349, respectively, in cash and working capital of $947,504 and $4,303,687, respectively. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

Note 2 - Significant Accounting Policies Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness Investments, Inc., a Florida corporation, and for the period from January 1, 2022 to August 14, 2023, SRM Entertainment, Limited, a Hong Kong private limited company, which was sold effective August 14, 2023. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2024, or December 31, 2023.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write- offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the three months ended March 31, 2024, the Company took a write down of certain raw materials and finished goods totaling $1,744,714, due to rebranding issues. During the corresponding period for 2023, the Company had no write-downs or write-offs.

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

	For the Three Months Ended March 31,
	2024	2023
Numerator:	$(15,674,671)	$(1,308,174)
Net (loss)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	47,435,503	25,551,752
Denominator for diluted earnings per share	47,435,503	25,551,752
Basic (loss) per share	$(0.33)	$(0.05)
Diluted (loss) per share	$(0.33)	$(0.05)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the three months ended March 31, 2024 and year ended December 31, 2023, the Company recognized no allowance for doubtful collections.

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

Intangible Assets

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

The Company’s evaluation of its long-lived assets resulted in no impairment during the three months ended March 31, 2024 or year ended December 31, 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $141,494 and $33,148 for the three-months ended March 31, 2024, and 2023, respectively.

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

The Company’s deferred tax asset at December 31, 2023 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $8,658,484 less a valuation allowance in the amount of $8,658,484.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (i) affiliates of the Company; (ii) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (iii) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (iv) principal owners of the Company; (v) management of the Company; (vi) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (vii) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Recent Accounting Pronouncements

The company evaluated issued pronouncements and did not identify any recent pronouncements that apply to the Company.

Note 3 - Accounts Receivable

At March 31, 2024 and December 31, 2023, the Company had accounts receivable of $5,153 and $5,585, respectively.

Note 4 - Prepaid Expenses and Deposits

At March 31, 2024, the Company had prepaid expenses and deposits totaling $1,590,181 consisting of $1,136,562 of prepaid orders, $269,658 of prepaid insurance, and $164,051 of deposits on raw materials. At December 31, 2023 the Company had prepaid expenses and deposits totaling $1,469,733, consisting of $1,073,823 of deposits on raw materials, prepaid insurance of $56,335, and prepaid orders of $339,575.

Note 5 - Inventory

At March 31, 2024, the Company had inventory of $403,763 consisting of $277,814 of raw materials and $125,949 of finished goods. At December 31, 2023, the Company had inventory of $795,824, consisting $746,663 of raw materials and packaging supplies and $49,161 of finished goods.

Note 6 - Marketable Securities

At December 31, 2022, the Company had invested $2,908,300 in Jupiter Wellness Sponsor LLC (“JWSL”), a limited liability company formed for the sole purpose of sponsorship of Jupiter Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”) and an unconsolidated subsidiary.

On May 2, 2023, JWAC’s stockholders approved JWAC’s business combination with Chijet Inc. and its affiliates including Chijet Motor Company Inc. (collectively “Chijet”), at its Special Meeting of Stockholders and closed the transaction on June 1, 2023. As a result, on June 27, 2023, the Company received a total of 1,662,434 shares of restricted common stock of Chijet (Nasdaq: CJET) in exchange for its Loans. In August 2023, the Company received 96,000 additional shares of ChiJet due to downside protection clauses in the business combination agreements.

In May 2023, the Company purchased 48,000 shares of JWAC (now Chijet) common stock for $508,800 and in September and October 2023, the Company purchased an additional 18,200, shares for $36,330.

At December 31, 2023 the Company, the Company held 1,200,821 common shares of Chijet (the “CJET Shares”) valued at $842,976 These CJET Shares are considered trading securities and are categorized as marketable securities on the balance sheet. During the year ended December 31, 2023 the Company sold 271,679 ChiJet shares for a realized gain of $238,834.

At March 31, 2024, the Company held 530,881 CJET Shares valued at $242,613. During the three months ended March 31, 2024, the Company sold 669,940 CJET shares for a $151,578 realized loss.

Note 8 - Intangible Assets

Safety Shot Acquisition

On July 10, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with GBB Drink Lab, Inc. (“GBB”) under the terms of which the Company acquired certain assets of GBB (the “Purchased Assets”) which included the patents for a blood alcohol reduction product Safety Shot, an over-the- counter dietary supplement that can lower blood alcohol content by supporting its metabolism. The purchase price was 5,000,000 shares of the Company’s restricted common stock, valued at $2,468,500, plus $200,000 in cash and additional amounts based upon achieving certain benchmarks. At the time of purchase GBB had no employees, no revenues and no operations and reported its only asset was intellectual property. Using guidance provided under the FASB Accounting Standards Update No. 2017-01, Clarifying the Definition of a business, the transaction was accounted for as a single asset purchase and the entire purchase price of $2,668,500 was allocated to the patents. The APA also contains two earn-out provisions that entitle GBB to additional consideration for the Purchased Assets in the maximum amount of $5,500,000 as follows: (i) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $11,000,000 from exercises of the Company’s $1.00 Warrants at an exercise price of $1.00 per Common Share (“Milestone 1”), the Company shall pay to the Seller $2,500,000 payable in cash; and (ii) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $14,000,000 from exercises of the Company’s outstanding July 2021 Warrants at an exercise price of $1.40 per Common Share (“Milestone 2” and collectively with Milestone 1, the “Earn-Out Milestones” and individually, an “Earn-Out Milestone”), the Company shall pay to the Seller an additional $3,000,000 in cash. In December 2023, the Company paid an additional $2,000,000 under the earn-our provisions which was allocated to the patents. As of March 31, 2024, GBB is entitled to an additional payment of $175,000 under Milestone (i).

The patents will be amortized over twelve years (the remaining 12-year life of the patents). During the three months ended March 31, 2024 and year ended December 31, 2023, the Company recognized $101,850 and ,$157,443 of amortization expense, respectively.

Summary of transaction and carrying value:

Purchase price:		Allocation of Purchase price:
Cash	$2,200,000	Patents	$4,668,500
Fair value of stock issued	2,468,500	Amortization	(259,293)
	$4,668,500	Balance	$4,409,207

Note 9 – Accrued Interest and Liabilities

At March 31, 2024 and December 31, 2023, the Company had accrued interest on the convertible notes below of $233,561.00 and $269,152, respectively.

At March 31, 2024 and December 31, 2023, the Company had accrued liabilities totaling $264,564, which included $236,030 of financed insurance premiums, and $60,450, which included financed insurance premiums of $40,681, respectively.

Note 10 - Convertible Notes Payable – Related Parties

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the “Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000 (the “Notes”). In connection with the Notes the Company issued Common Stock Purchase Warrants for 1,100,000 shares and 360,000 shares of the Company’s common stock (the “Warrants”) and issued a total of 250,000 shares of the Company’s common stock as Origination Shares.

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

During the year ended December 31, 2023, the Notes were amended to change the conversion price of the Notes and exercise price of all outstanding warrants was reduced to $0.93 pursuant to down round protection provisions in the loan and warrant agreements and to extend the Notes to January 31, 2024. The change on the Notes conversion rate was a change from $2.79 and the change to the outstanding warrants exercise price was on 500,000 warrants with $6.00 price, 1,460,000 at $2.79 and 800,000 at $1.00. The amendment is considered a material modification of the Notes and the Company has used extinguishment accounting to account for the change. The fair value of the additional shares underlying the Note conversion and warrant exercise using the reduced conversion and exercise price was measured using the Black-Scholes valuation model. The fair value of the conversion feature totals $923,603 and the fair value of the warrants totals $196,730. The total loss on extinguishment of $1,120,333 has been included in other gains and losses. In December 2023, $430,331 of the $500,000 Note and accrued interest of $69,669 was converted into 537,634 shares of the Company’s common stock.

On January 24, 2024, the Notes were amended to change the due date to June 30, 2024 without additional consideration.

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the three months ended March 31, 2024 and years ended December 31, 2023 and 2022:

Principal Balance, December 31, 2021	$-
Issuance of the Notes	2,000,000
Principal Balance, December 31, 2022	$2,000,000
Conversion of a portion of one of the notes	(430,331)
Principal Balance, March 31, 2024 and December 31, 2023	$1,069,669

Interest expense related to the above Notes for the three months ended March 31, 2024 and 2023 was $30,982 and $39,013, respectively.

Note 11 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at March 31, 2024 and December 31, 2023 was $49,289 and $48,974, respectively.

Note 12 - Capital Structure

Preferred Stock - The Company is authorized to issue a total of 100,000 shares of preferred stock with par value of $0.001. No shares of preferred stock are issued and outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001. As of March 31, 2024 and December 31, 2023, there were 49,220,273 and 45,634,154 shares of common stock issued and outstanding, respectively.

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

The following table sets forth the issuances of the Company’s shares of common stock for the year ended December 31, 2023 as follows:

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

Three months ended March 31, 2024 issuances:

Shares issued for services

During the three months ended March 31, 2024, the Company issued a total of 450,000 shares of common stock for services valued at $614,500, based upon the closing market price of the Company’s stock on the date of the related agreements.

Shares issued warrant conversions

During the three months ended March 31, 2024, the Company issued a total of 2,774,119 shares of common stock for the conversion of warrants for which the Company received a total of $3,792,215 cash.

Common Stock Payable

During the three months ended March 31, 2024, the Company issued a total of 100,000 shares of common stock related to two consulting agreements entered into during 2023 that were recorded as Common Stock Payable at December 31, 2023 and valued at a total of $113,500 and the Company issued 262,000 shares of common stock related to the promissory debt modification and extinguishment recorded as Common Stock Payable at December 31, 2023 and valued at a total of $245,044.

During the three months ended March 31, 2024, the Company entered into a consulting agreement that called for 20,000 shares to be issued as compensation. These shares were issued subsequent to March 31, 2024 and were recorded as Common Stock Payable at March 31, 2024 and valued at $48,400.

During the three months ended March 31, 2024, the Company received a warrant conversion notice for 2,000 share of common stock. These shares were issued subsequent to March 31, 2024 and were recorded as Common Stock Payable at March 31, 2024 and valued at $2,800, based upon the closing market price of the Company’s stock on the date of the agreement.

The following table sets forth the issuances of the Company’s shares of common stock for the three months ended March 31, 2024 as follows:

Balance December 31, 2023	45,634,154
Shares issued for stock payable	362,000
Shares issued for services	450,000
Stock issued for conversion of warrants	2,774,119
Balance March 31, 2024	49,220,273

Note 13 - Warrants and Options

Warrants

Convertible Note Warrants: During the year ended December 31, 2022, the Company issued a total of 2,260,000 warrants with an exercise price of between $1.00 and $2.79 with five-year terms in connection with two convertible promissory notes (see Note 10).

Reporting	Relative	Term	Exercise	Market Price on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
04/20/22	$706,977	5	$2.79	$1.11	281%	0.0287
11/11/22	$937,207	5	$1.00	$1.28	211%	0.0432

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

Reporting	Relative	Term	Exercise	Market Price on Grant	Volatility	Risk-free
Date	Fair Value	(Years)	Price	Date	Percentage	Rate
1/23/2023	$2,311,614	3	$1.00	$0.65	287%	0.0388
1/23/2023	$2,602,996	5	$1.00	$0.65	371%	0.0361

During the year ended December 31, 2023, the Company entered into four Investor Relations Consulting Agreements under the terms of which the Company issued a total of 1,000,000 five-year warrants, with an exercise price between $1.00 and $1.40. The Company recorded an expense of $364,960 in connection with this issuance.

	Relative			Market Price on
Reporting Date	Fair Value	Term (Years)	Exercise Price	Grant Date	Volatility Percentage	Risk-free Rate
08/10-08/21/23	$364,960	5	$1.00 -1.40	$0.87-1.18	151%	0.0421-.0465
10/05/23	$545,703	5	$1.00-6.00	$1.05	152%	.0468

The following tables summarize all warrants outstanding as of March 31, 2024 and December 31, 2023, and the related changes during the period.

Exercise price is the weighted average for the respective warrants at end of period.

	Number of Warrants	Exercise Price

Balance at December 31, 2022	15,958,126	$1.74
Warrants issued in Public Offering	9,260,554	.093
Warrants issued for services	1,000,000	1.23
Warrants exercised in connection with Convertible notes	(1,200,000)	.093
Warrants exercised in connection with public offering	(10,266,845)	.093
Balance at December 31, 2023	14,751,835	$2.06
Warrants exercised in connection with public offering	(2,774,119)	1.40
Balance at March 31, 2024	11,977,719	$2.21

Warrants Exercisable at March 31, 2024	11,977,719	$2.21

Stock Options

During the year ended December 31, 2023, the Company entered into five employment and director agreements under the terms of which the Company issued 400,000 five-year options, with quarterly vesting, with an exercise price between $0.49 and $1.13 and 50,000 three-year options, immediately vesting with an exercise price of $0.46. The total fair value of the options is $202,638. The fair value of the options is being amortized over the vesting period. The Company recognized $39,444 expense for the year ended December 31, 2023.

During the three months ended March 31, 2024, the Company entered into seven consulting agreements under the terms of which the Company issued 4,745,000 options with vesting periods from immediate to one year with an exercise price between $2.19 and $2.37 and terms from five to ten years. The total fair value of the options totals $10,278,150. The Company recognized $2,588,196 expense for the three months ended March 31, 2024.

Also during the three months ended March 31, 2024, the Company granted 5,420,000 options to officers, director and employees of the Company. These options have vesting periods from immediate to one year with an exercise price between $1.57 and $1.96 and terms of five years. The total fair value of the options totals $6,633,848. The Company recognized $5,381,938 expense for the three months ended March 31, 2024.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

	Number of	Term		Market Price on Grant	Volatility
Reporting Date	Options	(Years)	Exercise Price	Date	Percentage	Fair Value

7/10 - 8/18/23	450,000	3 - 5	$0.46 - 1.13	$0.46-1.13	158-160%	$271,547
1/17 - 3/27/24	4,745,000	5	$2.19 - 2.37	$2.19 - 2.37	155–162%	$10,278,150
1//16 - 3/11/24	5,420,000	5 - 10	$1.57 – 1.96	$1.57 – 1.96	119-121%	$6,633,848

Note 14 - Commitments and Contingencies

The Company entered into an office lease Effective July 1, 2021. The primary term of the lease is five years with one renewal option for an additional three years. Minimum annual lease payments for the primary term and one renewal are as follows:

Primary Period	Amount	Amount During Renewal Period	Amount
July 1 to June 30, 2022	$180,456	July 1 to June 30, 2027	$240,662
July 1 to June 30, 2023	$201,260	July 1 to June 30, 2028	$247,882
July 1 to June 30, 2024	$224,330	July 1 to June 30, 2029	$255,319
July 1 to June 30, 2025	$229,312
July 1 to June 30, 2026	$233,653

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at March 31, 2024 were ROU asset of $435,623, current portion of the lease liability of $226,030 and non-current portion of lease liability of $247,441. At December 31, 2023, the unamortized balances were ROU asset of $479,977, the current portion of the lease liability was $214,752 and non-current portion of the lease liability was $304,907.

Additionally, the Company recognized accreted interest expense of $10,086 and $49,010 and rent expense of $53,490 and $213,960 for the lease during the three months ended March 31, 2024 and year ended December 31, 2023, respectively.

Legal Proceedings.

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

On December 8, 2023, the Company filed a lawsuit against Capybara Research (“Capybara”), Igor Appelboom (“Appelboom,” and together with Capybara Research, the “Capybara Parties”) and Accretive Capital LLC d/b/a Benzinga (“Capybara Parties and Accretive, together, the “Capybara Defendants”) in the United States District Court for the Southern District of New York. The Company’s complaint alleges that (i) the Capybara Parties are liable for securities fraud to the Company for making false representations that were made to manipulate the price of the Company’s common stock to the benefit of the Capybara Parties, and (ii) the Capybara Defendants are liable for tortious interference with prospective business relations to the Company by misleading the investing public to—absent a legitimate basis and, instead, for the benefit of the Capybara Defendants—take short positions against Company common stock to wrongfully depress the price of the same. On March 18, 2024, the United District Court for the Southern District of New York, awarded the Company a Default Judgment in its lawsuit against Capybara Research and Igor Appelboom for Securities Fraud and Tortious Interference for the defendants’ defamatory, unfounded and malicious article titled, Safety Shot Exposed $SHOT, Boca Raton Snake Oil: Unraveling the Fraud behind the Drink and Its Dubious Origins. In a separate settlement agreement, Defendant Accreative Capital LLC d/b/a Benzinga, agreed to retract and remove the defamatory story from its website and cease from any future publication of the story.

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

Sabby seeks compensatory damages estimated to exceed $500,000. The Company has filed a motion to dismiss Sabby’s amended complaint and is awaiting the Court’s ruling. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint. The Company has answered the amended complaint is due on March 29, 2024. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

On January 19, 2024, Coachella Music Festival, LLC filed a lawsuit against the Company in the federal district court for the Central District of California, Case No. 2:24-cv-537 (the “Litigation”). The Litigation asserts causes of action for Trademark Infringement under 15 U.S.C. Section 1114; False Designation of Origin under 15 U.S.C. Section 1125; False Advertising under 15 U.S.C. Section 1125; violations of Cal. Bus. & Prof. Code Sections 17200 & 17500; Inducement of Trespass; Conversion; and Trespass to Chattels. The Litigation sought injunctive relief, profits resulting from the Company’s alleged infringement, the value of a Coachella beverage sponsorship, costs of corrective advertising, attorney’s fees and punitive damages. On or about February 26, 2024, the parties reached a settlement in this matter. As part of the settlement, the Company agreed to terminate all activities in connection with the Festival, and stipulated to the entry of a permanent injunction and final judgment and a monetary payment that does not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Note 15 - Subsequent Events

Subsequent to March 31, 2024, the Company issued a total of 2,482,668 shares of its common stock consisting of: (i) 22,000 shares included in Common Stock Payable; (ii) 91,000 shares issued for a warrant exercise: and (iii) 2,369,668 shares issued at market price in a private placement for $5,000,000.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2024, to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “SHOT” and the “Company” mean Safety Shot, Inc.

General Overview

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the dietary supplement product Safety Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its dietary supplement Safety Shot (the “Safety Shot Dietary Supplement”). Concurrently with the asset purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched its e- commerce sale of the Safety Shot Dietary Supplement in December 2023.

The Safety Shot Dietary Supplement has been formulated to reduce the accumulation of blood alcohol content by supporting its metabolism. Noteworthy is the fact that the Safety Shot Dietary Supplement comprises 28 active ingredients, all falling under the Generally Regarded As Safe (GRAS) category. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act (the Act), any substance that is intentionally added to food is a dietary supplement, that is subject to premarket review and approval by FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use, or unless the use of the substance is otherwise excepted from the definition of a dietary supplement.

It’s crucial to note that the Safety Dietary Supplement is currently manufactured in a facility adhering to Good Manufacturing Practices (GMP), ensuring the highest standards of quality and safety throughout its production process. The Company currently maintains a workforce comprising eight full-time employees of its own.

Our focus centers on the commercialization of a 12-ounce product positioned as a dietary supplement. Beyond our existing product, we are actively pursuing a future product line, including a convenient powdered stick pack version. This strategic expansion aligns with our corporate vision to address evolving consumer demands, positioning the Company in the market for dietary supplements. We believe that this initiative not only enriches our product portfolio but also emphasizes our dedication to innovation and adaptability, catering to the discerning preferences of health-conscious consumers. The Company intends to continue its current product lines, except for its products which contain CBD, which the Company no longer sells. Our product pipeline also includes a diverse range of products, such as hair loss treatments, vitiligo solutions, and sexual wellness products, that cater to different health and wellness needs and our commitment to supporting health and wellness by developing innovative solutions to a range of conditions but will focus our efforts on the commercialization of the Safety Shot Dietary Supplement.

Products Roadmap.

The Safety Shot Dietary Supplement was launched on our own website and through Amazon in December 2023 and is currently speaking with Big Box stores with the intention to launch by the early second quarter of 2024.

The Company is advancing several formulations to address psoriasis and vitiligo (Photocil), increase the effectiveness of minoxidil to treat hair loss (JW-700 “minoxidil booster”), women’s sexual wellness (JW-500), jellyfish sting prevention sunscreen (NoStingz) and a prescription strength Safety Shot treatment (SS-100). The Company halted testing related to its atopic dermatitis product and all other compounds and products containing CBD

Photocil was launched commercially in India in Q3 2022 as a treatment for vitiligo and psoriasis. Photocil is a topical cream that works with natural sunlight to provide patients with safe and effective phototherapy at home by blocking harmful radiation and permitting the passage of therapeutic UV radiation from the sun.

NoStingz provides an effective barrier against the stinging mechanism of jellyfish cnidocyte preventing the delivery of venom to the victim. Applied like other topical sun screen products, the product is clinically proven to protect users from jellyfish, sea lice, and UVA/UVB rays.

JW-700 has been clinically shown to increase the enzymes needed for minoxidil to work, sulfotransferase enzymes, by using the product topically in conjunction with topical minoxidil. Additional studies and formulation work are ongoing.

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

We have conducted extensive research and experimentation involving a substantial number of volunteers under the influence of intoxicants. Our findings indicate that the Safety Shot Dietary Supplement can reduce a person’s Blood Alcohol Content by supporting its metabolism, as measured by the premier Breathalyzer in the market. The observable enhancements in cognitive abilities among the test subjects have been carefully documented. See “Business-Research and Development”

Sales and Marketing

We primarily sell our products through e-commerce websites including Amazon. To drive loyalty, word-of-mouth marketing, and sustainable growth, we invest in customer experience and customer relationship management. Our marketing investments are directed towards driving profitable growth through advertising, public relations, and brand promotion activities, including digital platforms, sponsorships, collaborations, brand activations, and channel marketing. Additionally, we continue to invest in our marketing and brand development efforts by investing capital expenditures on product displays to support our channel marketing via our retail partners. We are currently speaking with Big Box stores with the intention to launch in the second quarter of 2024.

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

Our Competitive Strengths

We are committed to driving continuous improvement through innovation. Since our inception, we have made significant investments in research and development and have acquired a substantial portfolio of intellectual property, which continues to grow each year. Our commitment to innovation has allowed us to create unique products that address unmet needs in the market, all backed by rigorous clinical research. We believe that our focus on research and development is designed to enable us to stay ahead of the curve and provide our customers with products that are not only effective but also innovative. We take pride in our patent portfolio and the continuous growth we have achieved, as we believe that it showcases our dedication to creating new and unique solutions for our customers. By staying committed to innovation, we are confident in our ability to meet the ever-changing needs of the health and wellness market. We believe that the Safety Shot Dietary Supplement stands as a unique product in the liquid dietary supplement market. Nevertheless, our competitive landscape includes many companies involved in the production of health and welfare products.

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

Intellectual Property

In connection with the asset purchase describe above, the Company owns five patents, including the patent (US 9,186,350 B2) and patent (US 10,028,991 B2) for the composition of the Safety Shot Dietary Supplement used for minimizing the harmful effects associated with alcohol consumption by supporting the metabolism of alcohol.

Government Regulation

The Safety Shot Dietary Supplement:

The production, distribution and sale in the United States of the Safety Shot Dietary Supplement is subject to various U.S. federal, state and local regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various environmental statutes; the Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”); data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act) and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling, packaging, and ingredients of the Safety Shot Dietary Supplement.

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

All ingredients in the Safety Shot Dietary Supplement are deemed Generally Recognized as Safe (GRAS) and align with FDA standards, permitting their inclusion in supplements. In the event that the FDA or any governmental agency identifies an ingredient or aspect of our product as unsafe, we commit to promptly withdrawing that component in accordance with regulatory directives. From a product and sales perspective, there are no impediments or concerns raised by any governmental agency. It is essential to note that the Safety Shot Dietary Supplement is classified as a dietary supplement, exempt from the approval or filing requirements mandated for pharmaceutical drugs by the FDA or other regulatory authorities.

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Caring Brands, Inc., a Florida corporation, Jupiter Wellness Investments, Inc., a Florida corporation, and for the period from January 1, 2022 to August 14, 2023, SRM Entertainment, Limited, a Hong Kong private limited company, which was sold effective August 14, 2923. All intercompany accounts and transactions have been eliminated.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the three months ended March 31, 2024 and 2023 and audited financial statements for the year ended December 31, 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2024 or December 31, 2023.

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

	For the Three Months Ended March 31,
	2024	2023
Numerator:	$(15,674,671)	$(1,308,174)
Net (loss)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	47,435,503	25,551,752
Denominator for diluted earnings per share	47,435,503	25,551,752
Basic (loss) per share	$(0.33)	$(0.05)
Diluted (loss) per share	$(0.33)	$(0.05)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of March 31, 2024 and December 31, 2023, the Company had not recognized an allowance for doubtful collections.

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

The Company’s deferred tax asset at December 31, 2023 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $8,658,484 less a valuation allowance in the amount of approximately $78,658,484. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the year ended December 31, 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $141,494 and $33,148 for the three-months ended March 31, 2024, and 2023, respectively.

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

Results of Operations

For the three months ended March 31, 2024 and 2023

The following table provides selected financial data about us for the three months ended March 31, 2024 and 2023, respectively.

	March 31, 2024	March 31, 2023
Sales	$170,732	$34,788
Cost of Sales	2,383,285	23,965
Gross Profit (Loss)	(2,212,553)	10,823
Total operating expenses	(12,956,552)	(1,244,953)
Other income (expense)	(505,566)	(58,282)
Loss from operations	$(15,674,671)	$(1,1,292,412)
Loss from discontinue operations	-	(15,762)
Nei loss	$(15,674,671)	$(1,308,174)

Revenues

We generated $170,732 in revenues for the three months ended March 31, 2024 compared to $34,788 revenues in the three months ended March 31, 2023. The increase is due to the launch of the Safety Shot Beverage in December 2023. Cost of goods sold increased due to the start up costs associated with the launch of the Safety Shot Beverage and a one-time inventory write off of $1,744,714 for rebranding the product.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $12,956,552 for the three months ended March 31, 2024 compared to $1,244,953 for the three months ended March 31, 2021.

Operating expenses for the three months ended March 31, 2024 were in connection with our daily operations as follows: (i) marketing expenses of $1,450,773; (ii) research and development of $141,493; (iii) legal and professional expenses of $2,382,950, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $84,831; (v) depreciation and amortization of $104,501; (vi) general and administrative expenses of $711,470, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $8,090,534.

Other income for the three months ended March 31, 2024 included: (i) interest income of $4,032; (ii) interest expense of $61,831; (iii) unrecognized loss on equity investment of $599,155 and (iv) net gain on sale of marketable securities of $151,388.

Operating expenses for the three months ended March 31, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $18,408; (ii) research and development of $33,148; (iii) legal and professional expenses of $611,689, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $54,418; (v) depreciation and amortization of $22,603; and (vi) general and administrative expenses of $504,687, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses.

The Company had a loss from discontinued operations of $15,762 for the three months ended March 31, 2023.

Other expense for the three months ended March 31, 2023 included: (i) interest income of $369; (ii) interest expense of $58,552; and (iii) other expense of $99.

Income/Losses

Net losses were $15,674,671 and $1,308,174 for the three months ended March 31, 2024 and 2023, respectively.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, based on the assessment and control of disclosure decisions currently performed by a small team. The Company plans to expand its management team and build a fulsome internal control framework required by a more complex entity.

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

Item 1. Legal Proceedings.

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

On December 8, 2023, the Company filed a lawsuit against Capybara Research (“Capybara”), Igor Appelboom (“Appelboom,” and together with Capybara Research, the “Capybara Parties”) and Accretive Capital LLC d/b/a Benzinga (“Capybara Parties and Accretive, together, the “Capybara Defendants”) in the United States District Court for the Southern District of New York. The Company’s complaint alleges that (i) the Capybara Parties are liable for securities fraud to the Company for making false representations that were made to manipulate the price of the Company’s common stock to the benefit of the Capybara Parties, and (ii) the Capybara Defendants are liable for tortious interference with prospective business relations to the Company by misleading the investing public to—absent a legitimate basis and, instead, for the benefit of the Capybara Defendants—take short positions against Company common stock to wrongfully depress the price of the same. On March 18, 2024, the United District Court for the Southern District of New York, awarded the Company a Default Judgment in its lawsuit against Capybara Research and Igor Appelboom for Securities Fraud and Tortious Interference for the defendants’ defamatory, unfounded and malicious article titled, Safety Shot Exposed $SHOT, Boca Raton Snake Oil: Unraveling the Fraud behind the Drink and Its Dubious Origins. In a separate settlement agreement, Defendant Accreative Capital LLC d/b/a Benzinga, agreed to retract and remove the defamatory story from its website and cease from any future publication of the story.

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

Sabby seeks compensatory damages estimated to exceed $500,000. The Company has filed a motion to dismiss Sabby’s amended complaint and is awaiting the Court’s ruling. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint. The Company has answered the amended complaint. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

On January 19, 2024, Coachella Music Festival, LLC filed a lawsuit against the Company in the federal district court for the Central District of California, Case No. 2:24-cv-537 (the “Litigation”). The Litigation asserts causes of action for Trademark Infringement under 15 U.S.C. Section 1114; False Designation of Origin under 15 U.S.C. Section 1125; False Advertising under 15 U.S.C. Section 1125; violations of Cal. Bus. & Prof. Code Sections 17200 & 17500; Inducement of Trespass; Conversion; and Trespass to Chattels. The Litigation sought injunctive relief, profits resulting from the Company’s alleged infringement, the value of a Coachella beverage sponsorship, costs of corrective advertising, attorney’s fees and punitive damages. On or about February 26, 2024, the parties reached a settlement in this matter. As part of the settlement, the Company agreed to terminate all activities in connection with the Festival, and stipulated to the entry of a permanent injunction and final judgment and a monetary payment that does not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company issued a total of 450,000 shares of common stock for services valued at $614,500.

During the three months ended March 31, 2024, the Company issued a total of 100,000 shares of common stock related to two consulting agreements entered into during 2023 that were recorded as Common Stock Payable at December 31, 2023 and valued at a total of $113,500.

During the three months ended March 31, 2024, the Company issued 262,000 shares of common stock related to the promissory debt modification and extinguishment recorded as Common Stock Payable at December 31, 2023 and valued at a total of $245,044.

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

Safety Shot, INC.

Dated: May 15, 2024	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer
(Principal Executive Officer Officer)

