Form 10-Q
period 2024-06-30
Safety Shot, Inc.
filed 2024-08-14
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 09, 2024, there were 52,016,000 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements

Safety Shot, Inc.

Safety Shot, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
	(Unaudited)	(Audited)
Assets
Cash	$3,223783	$3,833,349
Marketable Securities	54,720	842,976
Inventory	739,432	795,824
Account receivable	162,295	5,585
Prepaid expenses and deposits	1,709,835	1,469,733
Investment in SRM & Affiliates	3,000	657,183
Other current assets	55,693	86,174
Total current assets	5,948,758	7,690,824

Right of use assets	391,289	479,027
Intangible assets, net of amortization	4,307,357	4,511,057
Goodwill	-	-
Fixed assets, net of depreciation	47,220	28,272
Total assets	$10,694,624	$12,709,180

Liabilities and Shareholders’ Equity

Accounts Payable	$1,106,080	$1,493,809
Convertible notes	1,569,669	1,500,000
Current portion of lease liability	237,432	214,752
Accrued interest	4,548	269,152
Accrued liabilities	404,870	60,450
Covid - 19 SBA Loan	48,687	48,974
Total current Liabilities	3,371,286	3,587,137

Loan from CBI NV	664,966
Long-term portion lease liability	188,921	304,907
Total liabilities	4,225,173	3,892,044

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, of which 52,015,949 and 45,634,154 shares issued and outstanding as of June 30,2024 and December 31, 2023	52,016	45,634
Additional paid-in capital	95,336,033	73,726,987
Common stock payable	710,882	725,230
Accumulated deficits	(89,629,480)	(65,680,715)
Total Shareholders’ Equity	6,469,451	8,817,136

Total Liabilities and Shareholders’ Equity	$10,694,624	$12,709,180

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

Condensed Consolidated Statement of Operations

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Sales	$710,240	$23,305	$880,972	$58,093
Cost of Sales	504,528	27,575	2,887,813	51,540
Gross profit	205,712	(4,270)	(2,006,841)	6,553

Operating expense
General and administrative expenses	8,618,618	1,741,739	21,575,170	2,986,692
Total operating expenses	8,618,618	1,741,739	21,575,170	2,986,692
Other income / (expense)
Interest income	27,183	320	31,215	689
Interest expense	(122,873)	(11,086)	(184,704)	(69,638)
Gain on sale of marketable securities	(198,046)	-	(46,658)	-
Realized Gain/Loss on sale of stock	432,548	-	432,548	-
Unrealized gain/loss on equity investment	-	-	(599,155)	-
Other income (expense)	-	1,190,294	-	1,190,195
Total other income (expense)	138,812	1,179,528	(366,754)	1,121,246

Loss from operations	$(8,274,094)	$(566,481)	$(23,948,765)	$(1,858,893)

Loss from discontinued operations	-	206,890	-	191,128

Net income (loss)	$(8,274,094)	$(359,591)	$(23,948,765)	$(1,667,765)

Net (loss) per share:
Basic	$(0.16)	$(0.01)	$(0.48)	$(0.07)

Weighted average number of shares
Basic	51,735,158	25,551,752	49,581,561	26,117,310

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Common Stock	Additional	Accumulated
	Shares	Amount	Payable	Paid in Capital	Deficits	Total
Balance, December 31, 2022	22,338,888	$22,339	$477,000	$53,763,929	$(50,597,674)	$3,665,594

Shares issued in Public Offering	4,315,787	4,316	-	3,446,359	-	3,450,675
Net Loss					(1,308,174)	(1,308,174)
Balance, March 31, 2023	26,654,675	$26,655	$477,000	$57,210,288	$(51,905,848)	$5,808,095

Shares issued for services	500,000	500	-	219,500	-	220,000
Net Loss					(359,591)	(359,591)
Balance, June 30, 2023	27,154,675	$27,155	$477,000	$57,429,788	$(52,265,439)	$5,668,504

Balance, December 31, 2023	45,634,154	$45,634	$725,230	$73,726,987	$(65,680,715)	$8,817,136

Common Stock issued from stock payable for services	100,000	100	(113,500)	113,400	-	-
Common Stock issued from stock payable on extinguishment of debt	262,000	262	(245,044)	244,782	-	-
Common Stock due for services	-	-	48,400	-	-	48,400
Common Stock due on warrant conversions	-	-	2,800	-	-	2,800
Common Stock issued for services	450,000	450	-	614,050	-	614,500
Common Stock issued for warrant conversions	2,774,119	2,774	-	3,789,441	-	3,792,215
Fair value of options granted	-	-	-	7,970,134	-	7,970,134
Net loss for the three months ended March 31,2024	-	-	-	-	(15,674,671)	(15,674,671)
Balance, March 31, 2024	49,220,273	$49,220	$417,886	$86,458,794	$(81,355,386)	$5,570,514

Shares issued from Stock Payable - services for services	20,000	20	(48,400)	48,380	-	-
Shares issued from Stock Payable - Conv note extinguishment	-	-	344,196	-	-	344,196
Shares due for services	-	-	-	31,500	-	31,500
Share due on warrant conversion		-	(2,800)	-	-	(2,800)
Shares issued for employee bonus	250,000	250	-	347,250	-	347,500
Shares issued for private placement	2,369,668	2,370	-	4,997,630	-	5,000,000
Warrant conversions	156,008	156	-	153,844	-	154,000
Shareholder Investment	-	-	-	1,000,000	-	1,000,000
Fair value of options granted	-	-	-	2,298,635	-	2,298,635
Net loss for the six months ended June 30, 2024	-	-	-	-	(8,274,094)	(8,274,094)
Balance June 30, 2024	52,015,949	$52,016	$710,882	$95,336,033	$(89,629,480)	$6,469,451

The accompanying notes are an integral part of these financial statements.

Safety Shot, Inc.

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) from continued operations	$(23,948,765)	$(1,858,893)
Stock Based compensation	-	220,000
Bad debt expense	-	4,663
Depreciation expense	209,002	8,362
Gain on sale of fixed assets	-	(28,543)
Fair value of shares issued for services rendered	694,400	-
FV of Shares issued from Stock Payable - Conv note extinguishment	344,196	-
FV of shares issued for employees bonus	347,500	-
Fair value of options issued for services	10,268,769	-
Unrealized gain/loss on equity investment	599,155	-
Gain on sale of SRM Stock	(431,972)	-
Realized gain/loss on sale of marketable securities	269,723	-
Unrealized gain/loss on marketable securities	101,088	(1,166,887)
Prepaid expenses and deposits	(209,621)	(255,005)
Right of Entry asset	87,738	80,860
Accounts receivable	(156,710)	11,187
Inventory	56,392	31,737
Accounts payable	(387,729)	76,867
Accrued liabilities	149,198	579,412
Lease liability	(93,306)	(74,512)
Net cash (used in) continuing operating activities	$(12,100,942)	$(2,370,752)

Reclassification to discontinued operations	-	191,128
Reclassification to assets & liabilities held for sale	-	(191,765)
Net cash (used in) discontinued operations	$-	$(637)

Cash flows from investing activities:
Cash received for sales of SRM stock	490,000	-
Cash received for sale of marketable securities	417,445	-
Cash paid for marketable securities	-	(508,800)
Cash paid for investment	(3,000)	-
Purchase of equipment	(24,250)	-
Proceeds from sale of assets	-	39,100
Net cash (used in) investing activities	$880,195	$(469,700)

Cash flows from financing activities
Proceeds from public offering	-	3,450,675
Shares issued for warrant conversion	3,946,215	-
Loans to affiliates	664,966	(324)
Shares issued for private placement	5,000,000	-
Shareholder Investment	1,000,000	-
Net cash (used in) provided by financing activities	$10,611,181	$3,450,351

Net (decrease) in cash and cash equivalents	(609,566)	609,262

Cash and cash equivalents at the beginning of the period	$3,833,349	$1,477,552

Cash and cash equivalents at the end of the period	$3,223,783	$2,086,814

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash items:
Reclassification of Held to Maturity investments to Marketable Securities	$-	$3,417,100
Common Stock issued from stock payable on extinguishment of debt	$245,044	-
Common Stock issued from stock payable on service	$161,900	-
Common Stock issued form stock payable on warrant conversions	$2,800	-

The accompanying notes are an integral part of these unaudited financial statements.

SAFETY SHOT, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2024 and Year Ended December 31, 2023

Note 1 - Organization and Business Operations

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the functional beverage Safety Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its liquid dietary supplement that can lower blood alcohol content by supporting its metabolism (the “Safety Shot Dietary Supplement”). Concurrently with the purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched Safety Shot Dietary Supplement in December 2023.

The Safety Shot Dietary Supplement has a well-established clinical development infrastructure and fits within the Company’s existing over-the-counter and health and wellness products. The Company will continue its current products line as an operating division and is committed to supporting health and wellness by developing innovative solutions to a range of conditions. We take pride in our research and development of our products and intellectual property, which aim to address some of the most prevalent health and wellness concerns today. We are dedicated to staying up-to-date with the latest scientific research and technology, ensuring that our products are effective, safe, and meet the highest industry standards.

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

We generate revenue through various channels through the sales of our consumer products. Our products are available through various retailers and e-commerce platforms, making them accessible to a broad customer base. Additionally, we collaborate with other companies to license our intellectual property, creating additional revenue streams and expanding our global presence.

Going Concern Consideration

As of June 30, 2024 and December 31, 2023, the Company had accumulated deficits of $(89,629,480) and $65,680,715, respectively, and cash flow used in operations of $12,100,942 and $10,515,314 for the six months ended June 30, 2024 and year ended December 31, 2023. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At June 30, 2024 and December 31, 2023, the Company had $3,223,783 and $3,833,349, respectively, in cash and working capital of $2,577,472 and $4,303,687, respectively. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2024, or December 31, 2023.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write- offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the six months ended June 30, 2024, the Company took a write down of certain raw materials and finished goods totaling $1,649,473, due to rebranding issues. During the corresponding period for 2023, the Company had no write-downs or write-offs.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss)	(8,274,094)	(359,591)	(23,948,765)	(1,667,765)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	51,735,158	25,551,752	49,581,561	26,117,310
Denominator for diluted earnings per share	51,735,158	25,551,752	49,581,561	26,117,310
Basic (loss) per share	(0.16)	(0.01)	(0.48)	(0.07)
Diluted (loss) per share	(0.16)	(0.01)	(0.48)	(0.07)

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

Accounts Receivable and Credit Risk

Accounts receivables are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the six months ended June 30, 2024, and year ended December 31, 2023, the Company recognized no allowance for doubtful collections.

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

The Company’s evaluation of its long-lived assets resulted in no impairment during the six months ended June 30, 2024, or year ended December 31, 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $261,404 and $36,928 for the six months ended June 30, 2024, and 2023, respectively.

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

Note 3 - Accounts Receivable

At June 30, 2024 and December 31, 2023, the Company had accounts receivable of $162,295 and $5,585, respectively.

Note 4 - Prepaid Expenses and Deposits

At June 30, 2024, the Company had prepaid expenses and deposits totaling $1,709,835 consisting of $858,977 of prepaid orders, $407,857 of prepaid insurance, and $443,001 of deposits on raw materials. At December 31, 2023 the Company had prepaid expenses and deposits totaling $1,469,733, consisting of $1,073,823 of deposits on raw materials, prepaid insurance of $56,335, and prepaid orders of $339,575.

Note 5 - Inventory

At June 30, 2024, the Company had inventory of $739,432 consisting of $385,125 of raw materials and $354,307 of finished goods. At December 31, 2023, the Company had inventory of $795,824, consisting $746,663 of raw materials and packaging supplies and $49,161 of finished goods.

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

At June 30, 2024, the Company held 0 CJET Shares valued at $0. During the six months ended June 30, 2024, the Company sold 386,881 CJET shares for a $269,723 realized loss.

Note 8 - Intangible Assets

Safety Shot Acquisition

On July 10, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with GBB Drink Lab, Inc. (“GBB”) under the terms of which the Company acquired certain assets of GBB (the “Purchased Assets”) which included the patents for a blood alcohol reduction product Safety Shot, an over-the- counter dietary supplement that can lower blood alcohol content by supporting its metabolism. The purchase price was 5,000,000 shares of the Company’s restricted common stock, valued at $2,468,500, plus $200,000 in cash and additional amounts based upon achieving certain benchmarks. At the time of purchase GBB had no employees, no revenues and no operations and reported its only asset was intellectual property. Using guidance provided under the FASB Accounting Standards Update No. 2017-01, Clarifying the Definition of a business, the transaction was accounted for as a single asset purchase and the entire purchase price of $2,668,500 was allocated to the patents. The APA also contains two earn-out provisions that entitle GBB to additional consideration for the Purchased Assets in the maximum amount of $5,500,000 as follows: (i) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $11,000,000 from exercises of the Company’s $1.00 Warrants at an exercise price of $1.00 per Common Share (“Milestone 1”), the Company shall pay to the Seller $2,500,000 payable in cash; and (ii) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $14,000,000 from exercises of the Company’s outstanding July 2021 Warrants at an exercise price of $1.40 per Common Share (“Milestone 2” and collectively with Milestone 1, the “Earn-Out Milestones” and individually, an “Earn-Out Milestone”), the Company shall pay to the Seller an additional $3,000,000 in cash. In December 2023, the Company paid an additional $2,000,000 under the earn-our provisions which was allocated to the patents. As of June 30, 2024, GBB is entitled to an additional payment of $0 under Milestone 2).

The patents will be amortized over twelve years (the remaining 12-year life of the patents). During the six months ended June 30, 2024 and year ended December 31, 2023, the Company recognized $203,700 and $157,443 of amortization expense, respectively.

Summary of transaction and carrying value:

Purchase price:		Allocation of Purchase price:
Cash	$2,200,000	Patents	$4,668,500
Fair value of stock issued	2,468,500	Amortization	(361,143)
	$4,668,500	Balance	$4,307,357

Note 9 – Accrued Interest and Liabilities

At June 30, 2024 and December 31, 2023, the Company had accrued interest on the convertible notes below of $4,548 and $269,152, respectively.

At June 30, 2024 and December 31, 2023, the Company had accrued liabilities totaling $404,870, which included $307,023 of financed insurance premiums, and $60,450, which included financed insurance premiums of $40,681, respectively.

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

On June 28, 2024, the Notes were amended to change the due date to September 30, 2024 and to allow the Company to pay the accrued interest in shares of the Company’s common stock. In consideration for the extension of the maturity date, the Company agreed to assign 150,000 shares of SRM Entertainment, Inc. common stock held by the Company to the Note Holder. These shares were valued at $189,000 and recorded as interest expense with a corresponding gain, which was valued at market price on the day of the agreement. Additionally, the Company agreed to issue 330,957 shares of its common stock to pay $ 306,953 of accrued interest. As of June 30, 2024, the shares had not been issued and are recorded as common stock payable in the financial statements of the Company.

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the six months ended June 30, 2024 and years ended December 31, 2023 and 2022:

Principal Balance, December 31, 2022	$2,000,000
Conversion of one of the notes	(500,000)
Principal Balance, December 31, 2023	$1,500,000
Conversion of one of the notes paid interest then principal leaving new balance	69,669
Principal Balance, June 30, 2024	$1,569,669

Interest expense related to the above Notes for the six months ended June 30, 2024 and 2023 was $152,986 and $39,013, respectively.

Note 11 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at June 30, 2024 and December 31, 2023 was $48,687 and $48,974, respectively.

Note 12 - Capital Structure

Preferred Stock - The Company is authorized to issue a total of 100,000 shares of preferred stock with par value of $0.001. No shares of preferred stock are issued and outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001. As of June 30, 2024 and December 31, 2023, there were 52,015,949 and 45,634,154 shares of common stock issued and outstanding, respectively.

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

Six months ended June 30, 2024 issuances:

Shares issued for services

During the six months ended June 30, 2024, the Company issued a total of 700,000 shares of common stock for services valued at $962,000, based upon the closing market price of the Company’s stock on the date of the related agreements.

Shares issued warrant conversions

During the six months ended June 30, 2024, the Company issued a total of 2,930,127 shares of common stock for the conversion of warrants for which the Company received a total of $3,946,214 cash.

Common Stock Payable

During the six months ended June 30, 2024, the Company issued a total of 100,000 shares of common stock related to two consulting agreements entered into during 2023 that were recorded as Common Stock Payable at December 31, 2023 and valued at a total of $113,500 and the Company issued 262,000 shares of common stock related to the promissory debt modification and extinguishment recorded as Common Stock Payable at December 31, 2023 and valued at a total of $245,044. In addition, the Company recorded as Common Stock Payable at June 30,2024, 330,957 shares of common stock valued at $344,196 as interest payable in stock in lieu of cash for note holder.

The following table sets forth the issuances of the Company’s shares of common stock for the six months ended June 30, 2024 as follows:

Balance December 31, 2023	45,634,154
Shares issued for stock payable	382,000
Shares issued for services	700,000
Shares issued for private placement	2,369,668
Stock issued for conversion of warrants	2,930,127
Balance June 30, 2024	52,015,949

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

				Market Price
	Relative	Term	Exercise	on Grant	Volatility	Risk-free
Reporting Date	Fair Value	(Years)	Price	Date	Percentage	Rate
08/10-08/21/23	$364,960	5	$1.00 -1.40	$0.87-1.18	151%	0.0421-.0465
10/05/23	$545,703	5	$1.00-6.00	$1.05	152%	.0468

The following tables summarize all warrants outstanding as of June 30, 2024 and December 31, 2023, and the related changes during the period.

Exercise price is the weighted average for the respective warrants at end of period.

	Number of Warrants	Exercise Price

Balance at December 31, 2022	15,958,126	$1.74
Warrants issued in Public Offering	9,260,554	.093
Warrants issued for services	1,000,000	1.23
Warrants exercised in connection with Convertible notes	(1,200,000)	.093
Warrants exercised in connection with public offering	(10,266,845)	.093
Balance at December 31, 2023	14,751,835	$2.06
Warrants exercised in connection with public offering	(2,950,127)	1.40
Balance at June 30, 2024	11,801,708	$3.46

Warrants Exercisable at June 30, 2024	11,801,708	$3.46

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

During the six months ended June 30, 2024, the Company entered into nine consulting agreements under the terms of which the Company issued 4,820,000 options with vesting periods from immediate to one year with an exercise price between $1.17 and $2.37 and terms from five to ten years. The total fair value of the options totals $10,359,336. The Company recognized $4,433,804 expense for the six months ended June 30, 2024.

Also during the six months ended June 30, 2024, the Company granted 5,555,000 options to officers, director and employees of the Company. These options have vesting periods from immediate to three years with an exercise price between $1.06 and $2.01 and terms of five years. The total fair value of the options totals $6,734,614. The Company recognized $5,834,966 expense for the six months ended June 30, 2024.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

	Number of	Term	Exercise	Market Price on Grant	Volatility
Reporting Date	Options	(Years)	Price	Date	Percentage	Fair Value

7/10 - 8/18/23	450,000	3 - 5	$0.46 - 1.13	$0.46-1.13	158-160%	$271,547
1/17 - 3/27/24	4,745,000	5-10	$2.19 - 2.37	$2.19 - 2.37	155–162%	$10,278,150
1//16 - 3/11/24	5,420,000	2.5	$1.57 – 1.96	$1.57 – 1.96	119-121%	$6,633,848
6/14 – 6/14/24	75,000	5	$1.17	$1.17	155%	$81,186
5/16/ - 6/26/24	135,000	2.5	$1.06 – 1.44	$1.06 – 1.44	120%	$100,765

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at June 30, 2024 were ROU asset of $391,289, current portion of the lease liability of $237,432 and non-current portion of lease liability of $188,921. At December 31, 2023, the unamortized balances were ROU asset of $479,977, the current portion of the lease liability was $214,752 and non-current portion of the lease liability was $304,907.

Additionally, the Company recognized accreted interest expense of $19,242 and $49,010 and rent expense of $106,980 and $213,960 for the lease during the six months ended June 30, 2024 and year ended December 31, 2023, respectively.

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

Note 15 – Investment in SRM Entertainment, Inc.

Effective August 14, 2023 the Company spun-off 52% of SRM Entertainment Ltd (“SRM Ltd”) formerly a wholly-owned subsidiary, into a public company in exchange for shares of SRM Entertainment Inc. (“SRM Inc”) common stock. The fair value of the 4,109,166 shares of common stock SRM Inc. received was $1,521,025. As a result, the Company no longer consolidates SRM Ltd in its financial statements and uses the equity method of accounting for its ownership in SRM Inc. The Company recorded $864,418 as its share of SRM losses from the date of separation to December 31, 2023.

During the six months ended June 30, 2024, the Company sold 350,000 shares of its holdings in SRM Inc common stock for $490,000 resulting in a gain of $432,548 and transferred 150,000 shares of SRM Inc’s common stock to a convertible promissory Note Holder valued at $189,000 as consideration for extending the maturity date of the Note. As of June 30, 2024, the Company holds 3,500,048 shares of SRM Inc’s common share.

Summary of Changes to Equity Method Investment
Fair value of Consideration	$1,521,025
Equity in SRM Inc losses	(864,418)
Investment in SRM Inc Balance at December 31, 2023	$657,183

Basis in the 350,000 shares of SRM Inc sold	(58,028)
Equity in SRM Inc losses *	(599,155)
Investment in SRM Inc Balance at June 30, 2024	$-

*	Total portion of SRM Inc’s for the six months ended June 30, 2024 was $760,657. The Company has a limitation of $599,680 on the amount of losses it can record (balance cannot be less than zero).

Note 16 - Subsequent Events

Subsequent to June 30, 2024, the Company issued a total of 0 shares of its common stock consisting of: (i) 0 shares included in Common Stock Payable; (ii) 0 shares issued for a warrant exercise: and (iii) 0 shares issued at market price in a private placement for $0.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2024, to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

General Overview

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the dietary supplement product Safety Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its dietary supplement Safety Shot (the “Safety Shot Dietary Supplement”). Concurrently with the asset purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched its e-commerce sale of the Safety Shot Dietary Supplement in December 2023.

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

Our focus centers on the commercialization of a 12-ounce product positioned as a dietary supplement. Beyond our existing product, we are actively pursuing a future product line, including a convenient powdered stick pack version and four ounce version. This strategic expansion aligns with our corporate vision to address evolving consumer demands, positioning the Company in the market for dietary supplements. We believe that this initiative not only enriches our product portfolio but also emphasizes our dedication to innovation and adaptability, catering to the discerning preferences of health-conscious consumers. The Company intends to continue its current product lines. Our product pipeline consists of the Safety Shot Dietary Supplement as well as stick pack version and a four ounce version of the Safety Shot Dietary Supplement.

Products Roadmap.

The Safety Shot Dietary Supplement was launched on our own website and through Amazon in December 2023 and with several Big Box stores. The Company is advancing several product formats and formulations to continue to offer a wide array of products that can be purchased at various locations that coincide with consumer shopping habits. In particular, the Company plans to continue to develop new flavors for each of its current SKUs (12oz., 4 oz. and “Stick Pack”). In addition, the current formula will be offered at various dosages and research studies will be carried out addressing dose, ingredient selection and efficacy across multiple indications to help bolster product development and product offerings.

Research and Development

Our research and development team in continually looking to develop new therapeutic products, while continually improving and enhancing our existing products and product candidates to address customer demands and emerging trends.

We have conducted extensive research and experimentation involving a substantial number of volunteers under the influence of intoxicants. Our findings indicate that the Safety Shot Dietary Supplement can reduce a person’s Blood Alcohol Content (“BAC”) by supporting its metabolism, as measured by the premier Breathalyzer in the market. We have recently completed our clinical trials of the Safety Shot Dietary Supplement which have shown a statistically significant reduction in the BAC of the participants. The observable enhancements in cognitive abilities among the test subjects have been carefully documented. See “Business-Research and Development.”

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

On July 10, 2023, the Company entered into an asset purchase agreement (the “Agreement”) with GBB Labs, Inc., a Delaware corporation set up as an acquisition company (“Buyer”), GBB Drink Lab Inc., a Florida corporation (“Seller”), 2V Consulting LLC, a Florida limited liability company, the Jarrett A Boon Revocable Trust Dated October 22, 2014, Gregory D. Blackman, an individual and Brothers Investment 7777, LLC. Pursuant to the Agreement, the Buyer purchased certain assets relating to the Safety Shot Dietary Supplement for a consideration comprising of: (a) the sum of Two Hundred Thousand U.S. Dollars (US $200,000) (the “Cash Purchase Price”); and (b) 5,000,000 Common Shares (the “Consideration Shares” and together with the Cash Purchase Price, collectively, the “Purchase Price”). The asset purchase was closed on August 31, 2023.

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

All ingredients in the Safety Shot Dietary Supplement are deemed Generally Recognized as Safe (“GRAS”) and align with FDA standards, permitting their inclusion in supplements. In the event that the FDA or any governmental agency identifies an ingredient or aspect of our product as unsafe, we commit to promptly withdrawing that component in accordance with regulatory directives. From a product and sales perspective, there are no impediments or concerns raised by any governmental agency. It is essential to note that the Safety Shot Dietary Supplement is classified as a dietary supplement, exempt from the approval or filing requirements mandated for pharmaceutical drugs by the FDA or other regulatory authorities.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the six months ended June 30, 2024 and 2023 and audited financial statements for the year ended December 31, 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2024 or December 31, 2023.

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

	For the Six Months Ended June 30,
	2024	2023
Numerator:	$(23,948,765)	$(1,667,765)
Net (loss)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	49,581,561	23,117,310
Denominator for diluted earnings per share	49,581,561	23,117,310
Basic (loss) per share	$(0.48)	$(.07)
Diluted (loss) per share	$(0.48)	$(.07)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of June 30, 2024 and December 31, 2023, the Company had not recognized an allowance for doubtful collections.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $41,494 for the three-months ended June 30, 2024, and 2023, respectively.

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

Results of Operations

For the six months ended June 30, 2024 and 2023

The following table provides selected financial data about us for the six months ended June 30, 2024 and 2023, respectively.

	June 30, 2024	June 30, 2023
Sales	$880,972	$58,093
Cost of Sales	2,887,813	51,140
Gross Profit (Loss)	(2,006,841)	46,553
Total operating expenses	21,575,170	2,986,692
Other income (expense)	(366,754)	1,121,246
Loss from operations	$(23,948,765)	$(1,858,893)
Gain (Loss) from discontinued operations	-	191,128
Net loss	$(23,948,765)	$(1,667,765)

Revenues

We generated $880,972 in revenues for the six months ended June 30, 2024 compared to $58,093 revenues in the six months ended June 30, 2023. The increase is due to the launch of the Safety Shot Dietary Supplement in December 2023. Cost of goods sold increased due to the start up costs associated with the launch of the Safety Shot Dietary Supplement and a one-time inventory write off of $1,649,473 for rebranding the product.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $21,575,170 for the six months ended June 30, 2024 compared to $2,986,692 for the six months ended June 30, 2023.

Operating expenses for the six months ended June 30, 2024 were in connection with our daily operations as follows: (i) marketing expenses of $4,044,095; (ii) research and development of $261,404; (iii) legal and professional expenses of $4,252,724, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $220,241; (v) depreciation and amortization of $209,002; (vi) general and administrative expenses of $1,542,035, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $11,045,669.

(i)For marketing we have a 360 marketing approach that includes digital and retail activations, social media, radio and televised events. (iii) For legal and professional fees consist of corporate advisory services, annual report preparation fees, corporate governance fees, and six litigation matters that are referenced in the “Legal Proceedings” section. (vii) Stock based compensation consists of employees, consultants, board members, influencers, and advisors.

Other income for the six months ended June 30, 2024 included: (i) interest income of $31,215; (ii) interest expense of $184,704; (iii) recognized gain on sale of stock of $432,548; (iv) net loss on sale of marketable securities of $46,658; and (v) net loss of equity investment in SRM Entertainment Inc. of $599,155.

In addition, we had a gain of $191,128 from our investment in SRM Entertainment Inc for the six months ending June 30, 2023.

Operating expenses for the six months ended June 30, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $35,414; (ii) research and development of $36,928; (iii) legal and professional expenses of $949,066, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $107,323; (v) depreciation and amortization of $43,319; and (vi) general and administrative expenses of $1,594,642, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $220,000.

The Company had a loss from discontinued operations of $191,128 for the six months ended June 30, 2023.

Other expense for the six months ended June 30, 2023 included: (i) interest income of $689; (ii) interest expense of $69,638; and (iii) other unrealized gains of marketable securities of $1,190,195. For more information on marketable securities for 2023 see Note 6 - Marketable Securities included in the financial statements.

Income/Losses

Net losses were $23,948,785 and $1,667,765 for the six months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024 and 2023

The following table provides selected financial data about us for the three months ended June 30, 2024 and 2023, respectively.

	June 30, 2024	June 30, 2023
Sales	$710,240	$23,305
Cost of Sales	504,528	27,575
Gross Profit (Loss)	205,712	(4,270)
Total operating expenses	8,618,618	1,741,739
Other income (expense)	138,812	1,179,528
Loss from operations	$(8,274,094)	$(566,481)
Loss from discontinued operations	-	206,890
Net loss	$(8,274,094)	$(359,591)

Revenues

We generated $710,240 in revenues for the three months ended June 30, 2024 compared to $23,305 revenues in the three months ended June 30, 2023. The increase is due to the launch of the Safety Shot Dietary Supplement in December 2023. Cost of goods sold increased due to the start up costs associated with the launch of the Safety Shot Dietary Supplement.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $8,618,618 for the three months ended June 30, 2024 compared to $1,741,739 for the three months ended June 30, 2023.

Operating expenses for the three months ended June 30, 2024 were in connection with our daily operations as follows: (i) marketing expenses of $2,593,322; (ii) research and development of $119,911; (iii) legal and professional expenses of $1,879,774, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $135,410; (v) depreciation and amortization of $104,501; (vi) general and administrative expenses of $830,565, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $2,955,135.

(i)For marketing we have a 360 marketing approach that includes digital and retail activations, social media, radio and televised events. (iii) For legal and professional fees consist of corporate advisory services, annual report preparation fees, corporate governance fees, and six litigation matters that are referenced in the “Legal Proceedings” section. (vii) Stock based compensation consists of employees, consultants, board members, influencers, and advisors.

Other income for the three months ended June 30, 2024 included: (i) interest income of $27,183; (ii) interest expense of $122,873; (iii) recognized gain on sale of stock of $432,548 and (iv) net loss on sale of marketable securities of $198,046.

Operating expenses for the three months ended June 30, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $17,006; (ii) research and development of $3,780; (iii) legal and professional expenses of $337,377, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $52,905; (v) depreciation and amortization of $20,716; and (vi) general and administrative expenses of $1,089,955, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $220,000.

The Company had income from discontinued operations of $206,890 for the three months ended June 30, 2023.

Other expense for the three months ended June 30, 2023 included: (i) interest income of $320; (ii) interest expense of $11,086; and (iii) other unrealized gains of marketable securities of $1,190,294. For more information on marketable securities for 2023 see Note 6 - Marketable Securities included in the financial statements.

Income/Losses

Net losses were $8,274,094 and $359,591 for the three months ended June 30, 2024 and 2023, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures were ineffective for the quarter ended June 30, 2024. However, the company is addressing the issue and has plans of remediation in reaching that level of assurance.

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

The markets we compete in, including the wellness and dietary supplement market, we intend to compete in, are highly competitive, with many well-known brands leading the industry. Our ability to compete effectively and generate revenue will be based upon our ability to create and expand awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the benefits of our products. However, advertising and packaging and labeling of such products will be limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors.

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

If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our ability to complete such trials will be adversely affected

Identifying, screening and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients with the required or desired characteristics to complete our clinical trials in a timely manner. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. In particular, because our planned clinical trials may be focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

In addition, we may experience enrollment delays related to increased or unforeseen legal and logistical requirements at certain clinical trial sites. These delays could be caused by reviews by contractual discussions with individual clinical trial sites. Any delays in enrolling and/or dosing patients in our planned clinical trials could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or in termination of the clinical trials altogether.

Participany enrollment may also be affected by other factors, including:

●	coordination with clinical research organizations to enroll and administer the clinical trials;

●	coordination and recruitment of collaborators and investigators at individual sites;

●	size of the participant population and process for identifying participants;

●	design of the clinical trial protocol;

●	eligibility and exclusion criteria;

●	perceived risks and benefits of the product candidates under study;

●	time of year in which the trials are initiated or conducted;

●	ability to obtain and maintain subject consents;

●	ability to enroll participants in a timely manner;

●	risk that enrolled subjects will drop out before completion of the trials;

●	proximity and availability of clinical trial sites for prospective participants; and

●	ability to monitor subjects adequately during and after treatment;

Our inability to enroll a sufficient number of participants for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which could materially affect our financial condition.

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

Clinical research involves the testing of products on human volunteers pursuant to a clinical trial protocol. Such testing involves a risk of liability for personal injury to or death of patients due to, among other causes, adverse side effects, improper administration of the new product, or improper volunteer behavior. Claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers, or others using, selling, or buying our products, as well as from governmental bodies. In addition, product liability and related risks are likely to increase over time, in particular upon the commercialization or marketing of any products by us or parties with which we enter into development, marketing, or distribution collaborations. Although we are contracting for general liability insurance in connection with our ongoing business, there can be no assurance that the amount and scope of such insurance coverage will be appropriate and sufficient in the event any claims arise, that we will be able to secure additional coverage should we attempt to do so, or that our insurers would not contest or refuse any attempt by us to collect on such insurance policies. Furthermore, there can be no assurance that suitable product liability insurance (at the clinical stage and/or commercial stage) will continue to be available on terms acceptable to us or at all, or that, if obtained, the insurance coverage will be appropriate and sufficient to cover any potential claims or liabilities.

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

If we are unable to establish such third-party marketing and sales relationships, or choose not to do so, we would have to establish in-house marketing and sales capabilities. To market any products directly, we would have to establish a marketing, sales, and distribution force that has technical expertise and could support a distribution capability. Competition in the dietary supplement industry for technically proficient marketing, sales, and distribution personnel is intense and attracting and retaining such personnel may significantly increase our costs. There can be no assurance that we will be able to establish internal marketing, sales, or distribution capabilities or that these capabilities will be sufficient to meet our needs.

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

Our products and manufacturing activities are subject to extensive government regulation, and failure to comply with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, subject us or our suppliers to the risk of enforcement action, or otherwise adversely affect our business, results of operations and financial condition.

The manufacture, packaging, labeling, advertising, promotion, distribution, import, export and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries, including but not limited to the U.S. Food and Drug Administration (FDA) and the Federal Trade Commission (FTC). Failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to market our products successfully.

The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement current Good Manufacturing Practice (GMP) regulations, which are based on the food-model GMP regulations, with additional requirements that are specific to dietary supplements. We believe the manufacturing processes for the Safety Shot Dietary Supplement substantially complies with the applicable dietary supplement GMP requirements. Nevertheless, any FDA action determining that such processes do not comply with dietary supplement GMPs could materially adversely affect our ability to manufacture and market the Safety Shot Dietary Supplement in the United States. In addition, the Dietary Supplement & Nonprescription Drug Consumer Protection Act requires dietary supplement manufacturers and distributors to notify the FDA when they receive reports of serious adverse events associated with their products that occur within the United States.

Individual U.S. states also regulate nutritional supplements. A state may seek to interpret claims or products presumptively valid under federal law as illegal under that state’s regulations, or otherwise seek to create restrictions to access under state law. For example, during the 2024 legislative session, several states are considering bills that would restrict the sale of muscle building and/or weight management supplements to people over the age of 18. Government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

●	requirements for the reformulation of products to meet new standards;

●	the recall or discontinuance of products;

●	additional record-keeping requirements;

●	expanded documentation of the properties of certain or all products;

●	expanded or different labeling or advertising for products;

●	expanded adverse event tracking and reporting requirements; and

●	additional scientific substantiation to support product claims.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, could have on our business, financial condition, or results of operations.

We are subject to government regulation of the processing, formulation, packaging, labeling and advertising of our wellness and dietary supplement products.

Under the Federal Food, Drug, and Cosmetic Act (the FD&C Act), companies that manufacture and distribute functional foods and dietary supplements, such as our Safety Shot Dietary Supplement, are limited in the claims that they are permitted to make about nutritional support on the product label without FDA approval. Any failure by us to adhere to the labeling requirements could lead to the FDA requiring that our products be repackaged and relabeled, which would have a material adverse effect on our business. In addition, companies are responsible for the accuracy and truthfulness of, and must have adequate scientific substantiation for, any nutritional or functional claims. These claims must be truthful and not misleading. Promotional claims about foods and dietary supplements also must not include statements that the product can diagnose, mitigate, treat, cure or prevent a specific disease or class of disease.

We believe we are able to market our Safety Shot Dietary Supplement product in reliance on the self-affirmed Generally Recognized As Safe (GRAS) status of our formulation’s current ingredients. No governmental agency or other third party has made a determination as to whether or not the Safety Shot Dietary Supplement has achieved GRAS status. We make this determination based on independent scientific opinions that the individual ingredients and formulation as a whole are not harmful under their intended conditions of use. If the FDA, another regulatory authority or other third party denied our self-affirmed GRAS status for the Safety Shot Dietary Supplement, we could face significant penalties or be required to undergo the regulatory approval process in order to market our product, and our business, financial condition and results of operations will be adversely affected. We cannot guarantee that in such a situation the Safety Shot Dietary Supplement would be approved.

The processing, formulation, packaging, labeling and advertising of our products may also be subject to regulation by the FTC, the Environmental Protection Agency (EPA), and various agencies of the states and localities in which the products are sold. Any changes in the current regulatory environment could impose requirements that would limit our ability to market our supplement products and make bringing new products to market more expensive. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect our business, financial condition and results of operations.

While we have positioned the Safety Shot Dietary Supplement as a dietary supplement and are currently in the process of bringing the product into substantial compliance with the federal regulations applicable to dietary supplement products, it is possible that the FDA or a state regulatory agency could classify our product as a drug. If the Safety Shot Dietary Supplement is determined to be a drug, we would not be able to market it further without making significant changes to the product and labeling or going through the drug approval process, which would limit our ability to effectively market the product and would adversely affect our financial condition and results of operations. Additional clinical trials may be necessary in order to support any new drug approval for the Safety Shot Dietary Supplement, and clinical trials designed to support drug approval may be time consuming, expensive, and uncertain. If required, such additional studies may take years to complete, and we may never generate the necessary data or results required to obtain marketing authorization of Safety Shot as an over-the-counter drug product. Accordingly, there can be no assurances that any such drug approval, if required, could be obtained for the Safety Shot Dietary Supplement. If the FDA or a state regulatory agency ultimately determines the Safety Shot Dietary Supplement is a drug rather than a dietary supplement, the agency could claim that the product is misbranded and require that we recall, repackage and relabel the product and impose civil and/or criminal penalties. Any of these situations could adversely affect our business and operations, and any public actions taken by the FDA or other regulatory agency against us could lead to consumer complaints, civil lawsuits, retail customers terminating any supply agreements we may have with them, and significant reputational harms to the company.

Our failure to comply with applicable laws or regulations could result in substantial monetary penalties and could adversely affect our operating results.

In recent years, the marketing and labeling of functional foods and beverages and dietary supplements has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of such products, seek removal of such products from the marketplace, and/or impose fines and penalties. Our Safety Shot Dietary Supplement product is marketed with express and implied statements relating to the ingredients or health and wellness related attributes, which may increase the potential risk of regulatory scrutiny over such claims. The lack of specific regulations or guidance on common supplement terms and statements used in product labeling has contributed to legal challenges against many supplement companies, and plaintiffs have commenced legal actions against several nutritional supplement companies, asserting false, misleading and deceptive advertising and labeling claims. In addition, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Our failure to comply with applicable regulations could result in substantial monetary penalties, which would likely have a material adverse effect on our financial condition or results of operations.

Even when unmerited, class action lawsuits, action by the FTC or state attorneys general enforcement actions can be expensive to defend against and may adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which would likely have a material and adverse effect on our business, financial condition or results of operations. The number of private consumer class actions relating to false or deceptive advertising against nutritional supplement companies has increased in recent years.

In addition, the FDA has aggressively enforced its regulations with respect to different types of product claims that may or may not be made for food or dietary supplement products. These events could interrupt the marketing and sales of our Safety Shot Dietary Supplement product, severely damage our brand reputation and public image, increase our legal expenses, result in product recalls or litigation, and impede our ability to deliver our products in sufficient quantities or quality, which would likely result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Congress and/or regulatory agencies may impose additional laws or regulations or change current laws or regulations, and state attorneys general may increase enforcement of existing or new laws, and compliance with new or changed governmental regulations, or any state attorney proceeding, could increase our costs significantly and materially and adversely affect our business, financial condition and results of operations.

From time to time, Congress, the FDA, the FTC, or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect that additional governmental regulation, when and if it occurs, would have on our business in the future. Those developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements.

For example, in recent years, the FDA has issued warning letters to several dietary supplement companies alleging improper and unapproved drug claims regarding their products marketed for use as hangover cures or to prevent hangovers. If the FDA determines that we have disseminated inappropriate and unapproved drug claims for our Safety Shot Dietary Supplement, which we are positioning as a dietary supplement, we could receive a warning or untitled letter, be required to modify our product claims or take other actions to satisfy the FDA. Such a public warning or untitled letter from the FDA could harm our reputation and could lead to potential customer or consumer complaints or even civil lawsuits and other financial damages. While we would intend to vigorously defend our company and the Safety Shot product line in such a situation, any developments of this nature could increase our costs significantly and would likely have a material adverse effect on our business, financial condition and results of operations.

Our reliance on third parties to manufacture and supply our products, including the Safety Shot Dietary Supplement, may harm our business, financial condition and operating results.

We contract with third-party suppliers and manufacturers for the production of our products, including the Safety Shot Dietary Supplement. These third-party suppliers and manufacturers produce and, in most cases, package our products according to formulations and specifications that have been developed by or in conjunction with our in-house product development team. Products manufactured by third-party suppliers at their facilities must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We cannot assure you that our third-party contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with our specifications or applicable laws, including under the FDA’s dietary supplement GMP regulations and the FD&C Act’s food safety provisions. Should our contract manufacturers experience quality issues or supply us with non-conforming products, we may need to terminate relationships or secure alternative suppliers. Identifying and obtaining acceptable replacement manufacturing sources, on a timely basis or at all, for FDA-regulated functional beverages and dietary supplement products is challenging. Additionally, any future need to transfer our third-party manufacturing business to another contract manufacturer could be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with customers and damage our reputation in the marketplace.

We rely on third parties to conduct clinical trials and most nonclinical studies of our products, including the Safety Shot Dietary Supplement. If these third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our product development and commercialization efforts could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.

While we recently completed a clinical trial for the Safety Shot Dietary Supplement and may sponsor clinical trials in the future for the Safety Shot Dietary Supplement or other products, we do not independently conduct clinical trials or the majority of nonclinical studies involving our products or product candidates. Accordingly, while we perform certain functions internally, we currently rely on third-party contract research organizations (CROs), such as the Center for Applied Health Sciences, as well as laboratories, clinical investigators, clinical data management organizations, and consultants, to help us design, conduct, supervise and monitor research involving our products and human participants. As a result, we have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. There is a limited number of third-party service providers that specialize in the wellness space or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or investigators or to do so on commercially reasonable terms. Further, these laboratories, investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our product development programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our nonclinical studies or clinical trials. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy the legal and regulatory requirements for the conduct of nonclinical studies or clinical trials or meet expected deadlines for any reason, our product development efforts could be delayed and otherwise adversely affected.

In all events, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the relevant study or trial. For example, the FDA requires certain nonclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including practices and requirements for designing, conducting, recording and reporting the results of nonclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control do not relieve us of these responsibilities and requirements. Any adverse development or delay in our nonclinical studies or clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Further, should the FDA determine that the Safety Shot Dietary Supplement is a drug rather than a dietary supplement and require us to secure new drug approval or another form of marketing authorization for the Safety Shot Dietary Supplement, there can be no assurance that the nonclinical and clinical data we have generated to date would be sufficient to meet applicable regulatory standards for demonstrating substantial evidence of effectiveness. “Substantial evidence” represents the evidentiary threshold in the FD&C Act for the efficacy of new drugs, and it requires at least one adequate and well-controlled clinical investigation to establish effectiveness. Because we have positioned the Safety Shot Dietary Supplement as a dietary supplement, our recently completed clinical trial may not meet FDA’s expectations for a well-controlled clinical investigation adequate to support a potential drug approval.

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

Compliance with new and existing laws and governmental regulations could increase our costs significantly and adversely affect our results of operations.

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA, and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary ingredients and dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). Dietary supplements and dietary ingredients that do not comply with FDA’s regulations and/or the DSHEA will be deemed adulterated or misbranded. Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded, and the FDA may take enforcement action against any adulterated or misbranded dietary supplement on the market. The FDA has broad enforcement powers. If we violate applicable regulatory requirements, the FDA may bring enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim (such as reducing Blood Alcohol Content) or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim or is not substantiated.  Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements with respect to those products. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

Additional or more stringent laws and regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, or other new requirements. Any of these developments could increase our costs significantly. In addition, regulators’ evolving interpretation of existing laws could have similar effects.

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

At June 30, 2024, the Company had $3,223,783 in cash and the Company recognizes that it may need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that the Warrant Holders will exercise their warrants or additional financing will be available if needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may be forced to substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2024, the Company issued a total of 0 shares of common stock for services valued at $0.

During the six months ended June 30, 2024, the Company issued a total of 0 shares of common stock related to two consulting agreements entered into during 2023 that were recorded as Common Stock Payable at December 31, 2023 and valued at a total of $113,500.

During the six months ended June 30, 2024, the Company issued 0 shares of common stock related to the promissory debt modification and extinguishment recorded as Common Stock Payable at December 31, 2023 and valued at a total of $245,044.

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

Safety Shot, INC.

Dated: August 13, 2024	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer
(Principal Executive Officer Officer)

