Form 10-Q
period 2024-09-30
Safety Shot, Inc.
filed 2024-11-14
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 1, 2024, there were 61,138,357 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements

Safety Shot, Inc.

Safety Shot, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

	Nine Months Ended September 30, 2024 (Unaudited)	Year Ended December 31, 2023 (Audited)
Assets
Cash	$1,360,401	$3,833,349
Marketable Securities	54,720	842,976
Inventory	523,591	795,824
Account Receivable	5,231	5,585
Prepaid expenses and deposits	1,029,351	1,469,733
Investment in SRM & Affiliates	3,000	657,183
Note Receivable	500,000	86,174
Total current assets	3,476,294	7,690,824

Right of Use assets	346,000	479,027
Intangible assets, net of amortization	4,450,201	4,511,057
Fixed assets, net of depreciation	102,949	28,272
Total assets	$8,375,444	$12,709,180

Liabilities and Shareholders’ Equity
Accounts payable	$1,266,369	$1,493,809
Convertible notes	-	1,500,000
Current portion of lease liability	207,689	214,752
Accrued interest	-	269,152
Accrued liabilities	305,179	60,450
Covid-19 SBA Loan	48,181	48,974
Total current liabilities	1,827,418	3,587,137

Long-term portion lease liability	169,538	304,907
Total liabilities	1,996,956	3,892,044

Preferred stock, $0.001 par value, 100,000 shares authorized, of which none are issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, of which 59,482,554 and 45,634,154 shares were issued and outstanding as of September 30, 2024 and December 31, 2023	59,483	45,634
Additional paid-in capital	105,967,868	73,726,987
Common stock payable	1,909,894	725,230
Accumulated deficits	(101,558,757)	(65,680,715)
Total Shareholders’ Equity	6,378,488	8,817,136

Total Liabilities and Shareholders’ Equity	$8,375,444	$12,709,180

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Sales	$110,213	$11,877	$519,793	$69,968
Cost of Sales	402,399	46,438	2,549,099	97,977
Gross profit	(292,186)	(34,561)	(2,029,306)	(28,009)

Operating expense
General and administrative expenses	11,348,320	4,090,608	32,923,489	7,040,858
Total operating expenses	11,348,320	4,090,608	32,923,489	7,040,858
Other income / (expense)
Interest income	9,484	56,113	40,699	56,802
Interest expense	(67,404)	(54,751)	(252,108)	(168,869)
Loss on sale of marketable securities	-	-	(46,658)	-
Realized Gain/Loss on sale of stock	68,333	-	231,159	-
Unrecognized loss of equity investment	-	(726,884)	-	(726,884)
Other income (expense)	-	(2,426,915)	(599,155)	(1,236,720)
Total other income (expense)	10,413	(3,152,437)	(626,062)	(2,075,671)

Loss from operations	$(11,630,093)	$(7,277,606)	$(35,578,858)	$(9,144,538)

Loss from discontinued operations	(299,184)	(460,695)	(299,184)	(261,528)

Net income (loss)	$(11,929,277)	$(7,738,301)	$(35,878,042)	$(9,406,066)

Net (loss) per share:
Basic	$(0.21)	$(0.26)	$(0.69)	$(0.34)

Weighted average number of shares
Basic	55,930,639	29,836,485	51,713,368	27,370,658

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and

Years Ended December 31, 2023 (Unaudited)

	Common Stock		Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2022	22,338,888	$22,339	$477,000	$53,763,929	$(50,597,674)	$3,665,594

Shares issued in Public Offering	4,315,787	4,316	-	3,446,359	-	3,450,675
Net Loss					(1,308,174)	(1,308,174)
Balance, March 31, 2023	26,654,675	$26,655	$477,000	$57,210,288	$(51,905,848)	$5,808,095

Shares issued for services	500,000	500	-	219,500	-	220,000
Net Loss					(359,591)	(359,591)
Balance, June 30, 2023	27,154,675	$27,155	$477,000	$57,429,788	$(52,265,439)	$5,668,504

Shares used for Stock Payable	300,000	300	(192,000)	191,700	-	-
Stock payable for services			113,500	-	-	113,500
Stock payable for inducement			326,730	-	-	326,730
Purchase of intangible asset	5,000,000	5,000	-	2,463,500	-	2,468,500
Stock issued for services	1,175,000	1,175	-	456,750	-	457,925
Warrant Conversions	3,579,084	3,579	-	3,332,195	-	3,335,774
Deconsolidation of SRM Entertainment and change to equity method of accounting	-	-	-	551,757	-	551,757
Fair value of price reduction on conversion price for notes and warrants	-	-	-	1,120,333	-	1,120,333
Fair value of options granted to employees	-	-	-	39,444	-	39,444
Fair value of warrants granted for services	-	-	-	364,960	-	364,960
Net loss	-	-	-	-	(7,738,301)	(7,738,301)
Balance, September 30, 2023	37,208,759	37,209	$725,230	$65,950,427	$(60,003,740)	$6,709,126
Balance, December 31, 2023	45,634,154	$45,634	$725,230	$73,726,987	$(65,680,715)	$8,817,136

Common Stock issued from stock payable for services	100,000	100	(113,500)	113,400	-	-
Common Stock issued from stock payable on extinguishment of debt	262,000	262	(245,044)	244,782	-	-
Common Stock due for services	-	-	48,400	-	-	48,400
Common Stock due on warrant conversions	-	-	2,800	-	-	2,800
Common Stock issued for services	450,000	450	-	614,050	-	614,500
Common Stock issued for warrant conversions	2,774,119	2,774	-	3,789,441	-	3,792,215
Fair value of options granted	-	-	-	7,970,134	-	7,970,134
Net loss for the three months ended March 31,2024	-	-	-	-	(15,674,671)	(15,674,671)
Balance, March 31, 2024	49,220,273	$49,220	$417,886	$86,458,794	$(81,355,386)	$5,570,514

Shares issued from Stock Payable - services for services	20,000	20	(48,400)	48,380	-	-
Shares issued from Stock Payable - Conv note extinguishment	-	-	344,196	-	-	344,196
Shares due for services	-	-	-	31,500	-	31,500
Share due on warrant conversion		-	(2,800)	-	-	(2,800)
Shares issued for employee bonus	250,000	250	-	347,250	-	347,500
Shares issued for private placement	2,369,668	2,370	-	4,997,630	-	5,000,000
Warrant conversions	156,008	156	-	153,844	-	154,000
Shareholder Investment	-	-	1,000,000	-	-	1,000,000
Fair value of options granted	-	-	-	2,298,635	-	2,298,635
Net loss for the three months ended June 30, 2024	-	-	-	-	(8,274,094)	(8,274,094)
Balance June 30, 2024	52,015,949	$52,016	$1,710,882	$94,336,033	$(89,629,480)	$6,469,451

Shares issued from Stock Payable - services for services
Shares issued from Stock Payable - Conv note extinguishment	330,957	332	(344,196)	343,864		-
Shares to be issued from stock payable - Conv note extinguishment			1,543,208	-		1,543,208
Shares due for services	2,057,436	2,057		2,553,343		2,555,400
Shares issued for employee bonus	250,000	250		347,250		347,500
Shares issued for private placement	4,762,212	4,762	(1,000,000)	4,916,587		3,921,349
Warrant conversions	66,000	66		16,434		16,500
Deconsolidation from Caring Brands Inc from Company				935,836		935,836
Fair value of options granted				2,518,521		2,518,521
Net loss for the three months ended Sept. 30, 2024					(11,929,277)	(11,929,277)
Balance September 30, 2024	59,482,554	$59,483	$1,909,894	$105,967,868	$(101,558,757)	$6,378,488

The accompanying notes are an integral part of these financial statements.

Safety Shot, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) from continued operations	$(35,578,858)	$(9,144,538)
Bad debt expense	-	4,816
Depreciation and Amortization expense	318,035	112,442
Gain on sale of fixed assets		(23,308)
Fair value of shares issued for services rendered	3,249,801	791,425
Fair value of shares issued for inducement		326,730
FV of shares issued for employees bonus	695,000	-
Fair value of options issued for services	12,787,290	39,444
Fair value of warrants issued for services	-	364,960
Loss on extinguishment	-	1,120,333
Unrealized gain/loss on equity investment	599,155	726,884
Gain on sale of SRM Stock	(431,972)	-
Realized gain/loss on sale of marketable securities	269,723	356,359
Unrealized gain/loss on marketable securities	101,088	(216,664)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	526,556	(181,946)
Right of Entry asset	133,027	122,458
Accounts receivable	354	371,803
Inventory	272,233	94,157
Accounts payable	(227,924)	(59,862)
Accrued liabilities	187,188	130,938
Lease liability	(142,432)	(118,894)
Net cash (used in) continuing operating activities	$(17,241,736)	$(5,182,463)

Reclassification to discontinued operations
Income (loss) from discontinued operations	(299,184)	(261,528)
Reclassification to assets & liabilities held for sale	-	863,065
Net cash (used in) discontinued operations	$(299,184)	$601,537

Cash flows from investing activities:
Cash paid for purchase of assets	-	(200,000)
Cash paid for SRM Inc.	-	(390,478)
Cash received for sales of SRM stock	490,000	-
Cash received from SRM Inc.		345,032
Cash received for sale of marketable securities	417,445	665,631
Cash paid for marketable securities		(14,332)
Net change to value of marketable securities		1,534,814
Cash paid for investment	(572,694)	(508,800)
Purchase of equipment	(87,162)	(108,954)
Proceeds from sale of assets	-	39,100
Net cash (used in) investing activities	$247,589	$1,362,013

Cash flows from financing activities
Shares issued for cash		6,786,449
Shares issued for warrant conversion	3,962,715	-
Loans to affiliates		(699,952)
Shares issued for private placement	9,921,832	-
Deconsolidation of CBI from SS	935,836	-
Borrowings on debt		199,097
Payments on debt		(156,436)
Net cash (used in) provided by investing activities	$14,820,383	$6,129,158

Net (decrease) in cash and cash equivalents	$(2,472,948)	$2,910,245

Cash and cash equivalents at the beginning of the period	$3,833,349	$1,477,552

Cash and cash equivalents at the end of the period	$1,360,401	$4,387,797

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Non-cash items:
Reclassification of Held to Maturity investments to Marketable Securities	-	3,417,100
Common Stock issued from stock payable on extinguishment of debt	245,044	-
Common Stock issued from stock payable on service	161,900	192,000
Common Stock issued form stock payable on warrant conversions	2,800	-
Shares issued for GBB asset purchase	-	2,468,500
Reclassification for SRM Ltd deconsolidation	-	146,800
Investment in GBB asset	175,000
Shares issued for note conversion	1,543,208

The accompanying notes are an integral part of these unaudited financial statements.

SAFETY SHOT, INC.

Notes to Financial Statements

For the Nine Months Ended September 30, 2024 and

Year Ended December 31, 2023

(Unaudited)

Note 1 - Organization and Business Operations

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the functional beverage Safety Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its liquid dietary supplement that can lower blood alcohol content by supporting its metabolism (the “Sure Shot Dietary Supplement”). Concurrently with the purchase, the Company changed its name to Sure Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched the Sure Shot Dietary Supplement in December 2023.

The Sure Shot Dietary Supplement has a well-established clinical development infrastructure and fits within the Company’s existing over-the-counter and health and wellness products. The Company will continue its current products line as an operating division and is committed to supporting health and wellness by developing innovative solutions to a range of conditions. We take pride in our research and development of our products and intellectual property, which aim to address some of the most prevalent health and wellness concerns today. We are dedicated to staying up-to-date with the latest scientific research and technology, ensuring that our products are effective, safe, and meet the highest industry standards.

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

Going Concern Consideration

As of September 30, 2024, and December 31, 2023, the Company had accumulated deficits of $(101,558,757) and $(65,680,715), respectively, and cash flow used in operations of $17,241,736 and $10,515,314 for the nine months ended September 30, 2024 and year ended December 31, 2023. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At September 30, 2024 and December 31, 2023, the Company had $1,360,401 and $3,833,349, respectively, in cash and working capital of $1,648,876 and $4,103,687, respectively. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”).The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness Investments, Inc., a Florida corporation. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2024 or December 31, 2023.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write- offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the nine months ended September 30, 2024, the Company took a write down of certain raw materials and finished goods totaling $1,902,279, due to rebranding issues. During the corresponding period for 2023, the Company had no write-downs or write-offs.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss)	(11,929,277)	(7,738,301)	(35,878,042)	(9,406,066)
	-	-
Denominator:	-	-
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	55,930,639	29,836,485	51,713,368	27,370,658
Denominator for diluted earnings per share	55,930,639	29,836,485	51,713,368	27,370,658
Basic (loss) per share	(0.21)	(0.26)	(0.69)	(0.34)
Diluted (loss) per share	(0.21)	(0.26)	(0.69)	(0.34)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the nine months ended September 30, 2024 and year ended December 31, 2023, the Company recognized no allowance for doubtful collections.

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

Intangible Assets

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty years. No significant residual value is estimated for intangible assets. We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. The Company’s evaluation of its long-lived assets resulted in no impairment during the nine months ended September 30, 2024, or year ended December 31, 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $271,719 and $98,091 for the nine-months ended September 30, 2024, and 2023, respectively.

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

Note 3 - Accounts Receivable

At September 30, 2024 and December 31, 2023, the Company had accounts receivable of $5,231 and $5,585, respectively.

Note 4 - Prepaid Expenses and Deposits

At September 30, 2024, the Company had prepaid expenses and deposits totaling $1,029,351 consisting of $319,216 of prepaid orders, $270,869 of prepaid insurance, and $439,267 of deposits on raw materials. At December 31, 2023 the Company had prepaid expenses and deposits totaling $1,469,733, consisting of $1,073,823 of deposits on raw materials, prepaid insurance of $56,335, and prepaid orders of $339,575.

Note 5 - Inventory

At September 30, 2024, the Company had inventory of $523,591 consisting of $192,032 of raw materials and $331,559 of finished goods. At December 31, 2023, the Company had inventory of $795,824, consisting $746,663 of raw materials and packaging supplies and $49,161 of finished goods.

Note 6 – Marketable Securities

At December 31, 2022, the Company had invested $2,908,300 in Jupiter Wellness Sponsor LLC (“JWSL”), a limited liability company formed for the sole purpose of sponsorship of Jupiter Wellness Acquisition Corp. (“JWAC”), a special purpose acquisition company (“SPAC”) and an unconsolidated subsidiary. On May 2, 2023, JWAC’s stockholders approved JWAC’s business combination with Chijet Inc. and its affiliates including Chijet Motor Company Inc. (collectively “Chijet”), at its Special Meeting of Stockholders and closed the transaction on June 1, 2023. As a result, on June 27, 2023, the Company received a total of 1,662,434 shares of restricted common stock of Chijet (Nasdaq: CJET) in exchange for its Loans. In August 2023, the Company received 96,000 additional shares of ChiJet due to downside protection clauses in the business combination agreements. In May 2023, the Company purchased 48,000 shares of JWAC (now Chijet) common stock for $508,800 and in September and October 2023, the Company purchased an additional 18,200, shares for $36,330. At December 31, 2023 the Company, the Company held 1,200,821 common shares of Chijet (the “CJET Shares”) valued at $842,976. These CJET Shares are considered trading securities and are categorized as marketable securities on the balance sheet. During the year ended December 31, 2023 the Company sold 271,679 ChiJet shares for a realized gain of $238,834.

At the end of September 30, 2024, all of the Company’s CJET Shares have been sold. During the nine months ended September 30, 2024, the Company realized a $269,723 loss.

Note 7 – Note Receivable

On September 23, 2024, the Company entered into a loan agreement with Yerbae Brands Corp. (“Yerbae”) pursuant to which the Company loaned an aggregate of $500,000 to Yerbae. The loan is due 11 months from issuance. The loan has an original issue discount so the amount due is $540,000. The Company has been working on increasing its relationship with Yerbae, whom the Company believes can not only help enhance the  distribution network for our products but can lead to other synergistic opportunities.

Note 8 - Intangible Assets

Safety Shot Acquisition

On July 10, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with GBB Drink Lab, Inc. (“GBB”) under the terms of which the Company acquired certain assets of GBB (the “Purchased Assets”) which included the patents for a blood alcohol reduction product Safety Shot, an over-the- counter dietary supplement that can lower blood alcohol content by supporting its metabolism. The purchase price was 5,000,000 shares of the Company’s restricted common stock, valued at $2,468,500, plus $200,000in cash and additional amounts based upon achieving certain benchmarks. At the time of purchase GBB had no employees, no revenues and no operations and reported its only asset was intellectual property. Using guidance provided under the FASB Accounting Standards Update No. 2017-01, Clarifying the Definition of a business, the transaction was accounted for as a single asset purchase and the entire purchase price of $2,668,500 was allocated to the patents. The APA also contains two earn-out provisions that entitle GBB to additional consideration for the Purchased Assets in the maximum amount of $5,500,000 as follows: (i) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $11,000,000 from exercises of the Company’s $1.00 Warrants at an exercise price of $1.00 per Common Share (“Milestone 1”), the Company shall pay to the Seller $2,500,000 payable in cash; and (ii) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $14,000,000 from exercises of the Company’s outstanding July 2021 Warrants at an exercise price of $1.40 per Common Share (“Milestone 2” and collectively with Milestone 1, the “Earn-Out Milestones” and individually, an “Earn-Out Milestone”), the Company shall pay to the Seller an additional $3,000,000 in cash. In December 2023, the Company paid an additional $2,000,000 under the earn-our provisions which was allocated to the patents. As of September 30, 2024, GBB is entitled to an additional payment of $175,000 under Milestone 2).

The patents will be amortized over twelve years (the remaining 12-year life of the patents). During the nine months ended September 30, 2024 and year ended December 31, 2023, the Company recognized $305,550 and $157,443 of amortization expense, respectively.

Purchase Price:		Allocation of Purchase Price:
Cash	$2,200,000	Patents	4,913,194
Fair value of stock issued	2,468,500	Amortization	(462,993)
Addition legal costs for patent	$69,694
Contingent Liability	175,000
	$4,913,194	Balance	4,450,201

Note 9 – Accrued Liabilities

At September 30, 2024 and December 31, 2023, the Company had accrued interest on the convertible notes below of $0 and $269,152, respectively. At September 30, 2024 the Company had accrued liabilities totaling $305,178, which included $113,560 of financed insurance premiums, a contingent liability of $175,000, and other liabilities of $16,619. And at December 31, 2023 the Company had financed insurance premiums of $40,681.

Note 10 - Convertible Notes Payable – Related Parties

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the “Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000 (the “Notes”). In connection with the Notes the Company issued Common Stock Purchase Warrants for 1,100,000 shares and 360,000 shares of the Company’s common stock (the “Warrants”) and issued a total of 250,000 shares of the Company’s common stock as Origination Shares. The Notes have an original issuance discount of five percent (5%), $10,000 in legal fees, an interest rate of eight percent (8%), and a conversion price of $2.79 per share, subject to an adjustment downward if the Company is in default of the terms of the Notes. The Warrants have a five (5) year term, an exercise price of $2.79 per share, have a cashless conversion feature until such time as the shares underlying the Warrants are included in an effective registration and certain anti-dilution protection. During the year ended December 31, 2023, the Notes were amended to change the conversion price of the Notes and exercise price of all outstanding warrants was reduced to $0.93 pursuant to down round protection provisions in the loan and warrant agreements and to extend the Notes to January 31, 2024. The change on the Notes conversion rate was a change from $2.79 and the change to the outstanding warrants exercise price was on 500,000 warrants with $6.00 price, 1,460,000 at $2.79 and 800,000 at $1.00. The amendment is considered a material modification of the Notes and the Company has used extinguishment accounting to account for the change. The fair value of the additional shares underlying the Note conversion and warrant exercise using the reduced conversion and exercise price was measured using the Black-Scholes valuation model. The fair value of the conversion feature totals $923,603 and the fair value of the warrants totals $196,730. The total loss on extinguishment of $1,120,333 has been included in other gains and losses. In December 2023, $430,331 of the $500,000 Note and accrued interest of $69,669 was converted into 537,634 shares of the Company’s common stock. On June 28, 2024, the Notes were amended to change the due date to September 30, 2024 and to allow the Company to pay the accrued interest in shares of the Company’s common stock. In consideration for the extension of the maturity date, the Company agreed to assign 150,000 shares of SRM Entertainment, Inc. common stock held by the Company to the Note Holder. These shares were valued at $189,000 and recorded as interest expense with a corresponding gain, which was valued at market price on the day of the agreement. Additionally, the Company agreed to issue 330,957 shares of its common stock to pay $306,953 of accrued interest, which is valued at $1.04 per share and is the fair market value of the stock on the date of the agreement. On July 1, 2024 330,957 shares were issued against the common stock payable recorded at the end of June 30, 2024. In addition, on September 30, 2024, the note holder exercised its right to convert the full principal amount of $1,500,000 at the stated exercise price on the note of $.932 which resulted in the issuance of 1,655,803 of the Company’s common stock.

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the nine months ended September 30, 2024, and years ended December 31, 2023, and 2022:

Principal Balance, December 31, 2022	2,000,000
Conversion of one of the notes	(500,000)
Principal Balance, December 31, 2023	1,500,000
Conversion of one of the notes, paid interest then principal, leaving new balance	69,669
Principal Balance, June 30, 2024	1,569,669
Made a cash payment towards interest and principal balance in full	(69,669)
Conversion of full principal balance of final note	(1,500,000)
Principal Balance, September 30, 2024	-

Interest expense related to the above Notes for the nine months ended September 30, 2024, and 2023 was $252,107 and $118,359, respectively.

Note 11 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at September 30, 2024 and December 31, 2023 was $48,181 and $48,974, respectively.

Note 12 - Capital Structure

Preferred Stock - The Company is authorized to issue a total of 100,000 shares of preferred stock with par value of $0.001. No shares of preferred stock are issued and outstanding.

Common Stock - The Company is authorized to issue a total of 250,000,000 shares of common stock with par value of $0.001. As of September 30, 2024 and December 31, 2023, there were 59,482,554 and 45,634,154 shares of common stock issued and outstanding, respectively.

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

Nine months ended September 30, 2024 issuances:

Shares issued for services

During the nine months ended September 30, 2024, the Company issued a total of 3,027,436 shares of common stock for services valued at $3,944,801 based upon the closing market price of the Company’s stock on the date of the related agreements.

Shares issued warrant conversions

During the nine months ended September 30, 2024, the Company issued a total of 2,996,127 shares of common stock for the conversion of warrants for which the Company received a total of $3,962,715 cash.

Common Stock Payable

During the nine months ended September 30, 2024, the Company issued a total of 100,000 shares of common stock related to two consulting agreements entered into during 2023 that were recorded as Common Stock Payable at December 31, 2023 and valued at a total of $113,500 and the Company issued 262,000 shares of common stock related to the promissory debt modification and extinguishment recorded as Common Stock Payable at December 31, 2023 and valued at a total of $245,044. In addition, the Company recorded as Common Stock Payable at September 30, 2024, totaling 1,655,803 shares of common stock valued at $1,543,208 as interest payable in stock in lieu of cash for note holder.

The following table sets forth the issuances of the Company’s shares of common stock for the nine months ended September 30, 2024 as follows:

Balance December 31, 2023	45,634,154
Shares issued for stock payable	362,000
Shares issued for services	2,527,436
Convertible Note Extinguishment	330,957
Shares issued for employee bonus	500,000
Shares issued for private placement	7,131,880
Stock issued for conversion of warrants	2,996,127
Balance September 30, 2024	59,482,554

Note 13 - Warrants and Options

Warrants

Convertible Note Warrants: During the year ended December 31, 2023, the Company issued a total of 2,260,000 warrants with an exercise price of between $1.00 and $2.79 with five-year terms in connection with two convertible promissory notes (see Note 10).

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

				Market
	Relative			Price
Reporting	Fair	Term	Exercise	on Grant	Volatility	Risk-free
Date	Value	(Years)	Price	Date	Percentage	Rate
08/10-08/21/23	$364,960	5	$1.00-1.40	$0.87-1.18	151%	0.0421-0.0465
10/05/2023	$545,703	5	$1.00-6.00	$1.05	152%	0.0468

The following tables summarize all warrants outstanding as of September 30, 2024, and December 31, 2023, and the related changes during the period.

Exercise price is the weighted average for the respective warrants and end of period.

	Number of	Exercise
	Warrants	Price

Balance at December 31, 2022	15,958,126	$1.74
Warrants issued in Public Offering	9,260,554	0.093
Warrants issued for services	1,000,000	1.23
Warrants exercised in connection with Convertible notes	(1,200,000)	0.093
Warrants exercised in connection with public offering	(10,266,845)	0.093
Balance at December 31, 2023	14,751,835	$2.06
Warrants exercised in connection with public offering	(2,950,127)	1.40
Balance at September 30, 2024	11,801,708	$3.46

Warrants Exercisable at September 30, 2024	11,801,708	$3.46

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

During the nine months ended September 30, 2024, the Company entered into nine consulting agreements under the terms of which the Company issued 5,120,000 options with vesting periods from immediate to one year with an exercise price between $1.00 and $2.37 and terms from five to ten years. The total fair value of the options totals $10,637,862. The Company recognized $6,585,000 expense for the nine months ended September 30, 2024.

Also during the nine months ended September 30, 2024, the Company granted 5,555,000 options to officers, director and employees of the Company. These options have vesting periods from immediate to three years with an exercise price between $1.06 and $2.01 and terms of five years. The total fair value of the options totals $6,734,614. The Company recognized $6,202,291 expense for the nine months ended September 30, 2024.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

Reporting	Number of	Term	Exercise	Market Price on Grant	Volatility	Fair
Date	Options	(Years)	Price	Date	Percentage	Value
7/10 – 8/1/23	450,000	3 - 5	$0.46-1.13	$0.46-1.13	158-160%	$271,547
1/17 – 3/27/24	4,745,000	5 - 10	$2.19-2.37	$2.19-2.37	155-162%	$10,278,150
1/16 – 3/11/24	5,420,000	2.5	$1.57-1.96	$1.57-1.96	119-121%	$6,633,848
6/14 – 6/14/24	75,000	5	$1.17	$1.17	155%	$81,186
5/16 – 6/26/24	135,000	2.5	$1.06-1.44	$1.06-1.44	120%	$100,765
09/10 – 09/1/24	300,000	5	$1.00	$.928	158%	$278,526

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at September 30, 2024 were ROU asset of $346,000, current portion of the lease liability of $207,689 and non-current portion of lease liability of $169,538. At December 31, 2023, the unamortized balances were ROU asset of $479,027, the current portion of the lease liability was $214,752 and non-current portion of the lease liability was $304,907.

Additionally, the Company recognized accreted interest expense of $27,443 and $49,010 and rent expense of $203,434 and $231,790 for the lease during the nine months ended September 30, 2024 and year ended December 31, 2023, respectively.

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

Sabby seeks compensatory damages estimated to exceed $500,000. The Company has filed a motion to dismiss Sabby’s amended complaint and is awaiting the Court’s ruling. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity. The case was dismissed with prejudice by the federal district court for the Southern District of New York on September 23, 2024. On October 10, 2024, Sabby filed an appeal of the Southern District’s dismissal to the United States Court of Appeals for the Second Circuit. The Company is awaiting the decision from the Court of Appeals for the Second Circuit.

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

During the nine months ended September 30, 2024, the Company sold 350,000 shares of its holdings in SRM Inc common stock for $490,000 resulting in a gain of $432,548 and transferred 150,000 shares of SRM Inc’s common stock to a convertible promissory Note Holder valued at $189,000 as consideration for extending the maturity date of the Note. As of September 30, 2024, the Company holds 3,436,005 shares of SRM Inc’s common share.

Summary of Changes to Equity Method Investment

Fair value of Consideration	$1,521,025
Equity in SRM Inc losses	(864,418)
Investment in SRM Inc Balance at December 31, 2023	$657,183

Basis in the 350,000 shares of SRM Inc sold	(58,028)
Equity in SRM Inc losses *	(599,155)
Investment in SRM Inc Balance at September 30, 2024	$-

*	Total portion of SRM Inc’s for the nine months ended September 30, 2024 was $948,989. The Company has a limitation of $599,155 on the amount of losses it can record (balance cannot be less than zero).

Note 16 - Subsequent Events

Subsequent to September 30, 2024, the Company issued a total of 1,655,803 shares of its common stock consisting of: (i) 1,655,803 shares included in Common Stock Payable; (ii) 0 shares issued for a warrant exercise: and (iii) 0 shares issued at market price in a private placement for $0.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2024, to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

General Overview

Sure Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the dietary supplement product Sure Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its dietary supplement Sure Shot (the “Sure Shot Dietary Supplement”). Concurrently with the asset purchase, the Company changed its name to Sure Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched its e-commerce sale of the Sure Shot Dietary Supplement in December 2023.

The Sure Shot Dietary Supplement has been formulated to reduce the accumulation of blood alcohol content by supporting its metabolism. Noteworthy is the fact that the Sure Shot Dietary Supplement comprises 28 active ingredients, all falling under the Generally Regarded As Safe (GRAS) category. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act (the Act),any substance that is intentionally added to food is a dietary supplement, that is subject to premarket review and approval by FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use, or unless the use of the substance is otherwise excepted from the definition of a dietary supplement.

It’s crucial to note that the Sure Dietary Supplement is currently manufactured in a facility adhering to Good Manufacturing Practices (GMP), ensuring the highest standards of quality and safety throughout its production process. The Company currently maintains a workforce comprising eight full-time employees of its own.

Products Roadmap

The Sure Shot Dietary Supplement was launched on our own website and through Amazon in December 2023 and with several Big Box stores. The Company is advancing several product formats and formulations to continue to offer a wide array of products that can be purchased at various locations that coincide with consumer shopping habits. In particular, the Company plans to continue to develop new flavors for each of its current SKUs (4 oz. and “Powder Pack”). In addition, the current formula will be offered at various dosages and research studies will be carried out addressing dose, ingredient selection and efficacy across multiple indications to help bolster product development and product offerings.

Research and Development

Our research and development team in continually looking to develop new therapeutic products, while continually improving and enhancing our existing products and product candidates to address customer demands and emerging trends.

We have conducted extensive research and experimentation involving a substantial number of volunteers under the influence of intoxicants. Our findings indicate that the Sure Shot Dietary Supplement can reduce a person’s Blood Alcohol Content (“BAC”) by supporting its metabolism, as measured by the premier Breathalyzer in the market. We have recently completed our clinical trials of the Sure Shot Dietary Supplement which have shown a statistically significant reduction in the BAC of the participants. The observable enhancements in cognitive abilities among the test subjects have been carefully documented. See “Business-Research and Development.”

Sales and Marketing

The first 3 quarters since Sure Shot was launched was our opportunity to test, learn, iterate, and evolve our branding and product. This period has helped us to better understand our target consumers, what they want, and how we can better meet their needs.

As we have gathered these learnings, we have gained valuable insights that have allowed us to shape our strategy for sustainable long-term growth and success. One of these learnings was that our 12oz package was not the best fit for our consumer’s needs. The reason for this is the 12oz was too much liquid for consumers to drink while they were drinking. The 12oz was also not portable so consumers weren’t able to take it with them on a night out. We also learned that branding was a more scientific lean and may not have popped off the shelf and enticed new shoppers to buy. We also learned that our taste was not good and was causing some resistance with consumers, so we knew this is something that must be addressed. Lastly, shipping a 12oz can product is very heavy thus our shipping costs are quite high, reducing our overall margins. Because of these reasons, we made the decision to do a brand refresh as well as transition into a 4oz product and powder packs. This transitional period occurred during Q3 as we felt this was the best time to make the change as we head into a big 2025 year. Rather than continue selling the old branding and 12oz that was going to be discontinued, we shifted our sales efforts to focus on selling the new branding and 4oz and powder pack formats. These factors resulted in us having a Q3 period where sales were down, as we geared up to launch the new branding.

Manufacturing, Logistics and Fulfillment

We outsource the manufacturing of our products to contract manufacturers, who produce them according to our formulation specifications. Our products are manufactured by contract manufacturers in India and the US. The majority of our products will then be shipped to third-party warehouses and to our corporate offices, which can either transport them to our distributors, retailers, or directly to our customers. Our third-party warehouses are located in the US. We use a limited number of logistics providers to deliver our products to both distributors and retailers, which allows us to lessen order fulfillment time, cut shipping costs, and improve inventory flexibility. Shifting from 12oz cans to 4oz shot has moved our current production to a facility located in Northern Louisiana. We chose a central location to help reduce the cost of shipping to our warehouses and facilitate a more seamless approach to logistics. We are now in the process of more frequent production runs of smaller size. This approach will ensure that our production volume and timeline of our finished goods match the sell in and sell through (turn rate) of our distribution and retail partners. We have aligned with distribution groups that service both larger retailers as well as the smaller convenience stores for Q4 and beyond. Current individual website sales fulfilment has continued, and we are aligning with more distribution partners and specific fulfilment groups as we continue to increase our sales.

Our Competitive Strengths

We are committed to driving continuous improvement through innovation. Since our inception, we have made significant investments in research and development and have acquired a substantial portfolio of intellectual property, which continues to grow each year. Our commitment to innovation has allowed us to create unique products that address unmet needs in the market, all backed by rigorous clinical research. We believe that our focus on research and development is designed to enable us to stay ahead of the curve and provide our customers with products that are not only effective but also innovative. We take pride in our patent portfolio and the continuous growth we have achieved, as we believe that it showcases our dedication to creating new and unique solutions for our customers. By staying committed to innovation, we are confident in our ability to meet the ever-changing needs of the health and wellness market. We believe that the Sure Shot Dietary Supplement stands as a unique product in the liquid dietary supplement market. Nevertheless, our competitive landscape includes many companies involved in the production of health and welfare products.

Recent Developments

On January 19, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”) with certain purchasers, for the issuance of 8,631,574 common stock warrants (the “PIPE Offering”) at a price of $0.125 per warrant, comprised of two common stock warrants (the “Common Warrants,”), each to purchase up to one share of Common Stock per Common Warrant with an exercise price of $1.00 per share , with (a) 4,315,787 Common Warrants being immediately exercisable for three years following 6 months from the closing of the PIPE Offering, and (b) 4,315,787 Common Warrants being immediately exercisable for five years following 6 months from the closing of the PIPE Offering. Concurrently to the PIPE Agreement, the Company entered into a Securities Purchase Agreement (the “RD Agreement”) with certain purchasers, pursuant to which on January 23, 2023, 4,315,787 shares of common stock, par value $0.001 (the “Common Stock”), at a price of $0.70 per share were issued to the purchasers (the “RD Offering”). The Common Stock was issued pursuant to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission (the “Commission”) on September 28, 2022 (File No. 333-267644) and declared effective on November 9,2022. The aggregate gross proceeds to the Company from both the PIPE Offering and the RD Offering were approximately $4.1 million, with the purchase price of one share, one 3-year warrant and one 5-year warrant as $0.95. The net proceeds were $3,450,675.

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

Intellectual Property

In connection with the asset purchase describe above, the Company owns five patents, including the patent (US 9,186,350 B2)and patent (US 10,028,991 B2) for the composition of the Sure Shot Dietary Supplement used for minimizing the harmful effects associated with alcohol consumption by supporting the metabolism of alcohol.

Government Regulation

The Sure Shot Dietary Supplement:

The production, distribution and sale in the United States of the Sure Shot Dietary Supplement is subject to various U.S. federal, state and local regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various environmental statutes; the Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”); data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act) and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling, packaging, and ingredients of the Sure Shot Dietary Supplement.

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

We are subject to a number of regulations applicable to the formulation, labeling, packaging, and advertising (including promotional campaigns) of our products. In California, we are subject to California Proposition 65, a law which requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. California Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth inapplicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, or is subject to another applicable exception. As of the date of this registration statement, we are not required to put a warning label on our product and our products are perfluoroalkyl and polyfluoroalkyl substances (“PFAS”) free. We are unable to predict whether a component found in our product might be added to the California list in the future. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology may become applicable under this law and related regulations as they currently exist, or as they may be amended. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such a warning would have an adverse impact on sales of our products in those locations or elsewhere. In addition, there has been increasing regulatory activity globally regarding constituents in packaging materials, including PFAS. Regardless of whether perceived health consequences of these constituents are justified, such regulatory activity could result in additional government regulations that impact the packaging of our beverages.

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

All ingredients in the Sure Shot Dietary Supplement are deemed Generally Recognized as Safe (“GRAS”) and align with FDA standards, permitting their inclusion in supplements. In the event that the FDA or any governmental agency identifies an ingredient or aspect of our product as unsafe, we commit to promptly withdrawing that component in accordance with regulatory directives. From a product and sales perspective, there are no impediments or concerns raised by any governmental agency. It is essential to note that the Safety Shot Dietary Supplement is classified as a dietary supplement, exempt from the approval or filing requirements mandated for pharmaceutical drugs by the FDA or other regulatory authorities.

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Caring Brands, Inc., a Florida corporation, Jupiter Wellness Investments, Inc., a Florida corporation, All intercompany accounts and transactions have been eliminated.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the nine months ended September 30, 2024 and 2023 and audited financial statements for the year ended December 31, 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2024 or December 31, 2023.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss)	(11,929,277)	(7,738,301)	(35,878,043)	(9,406,066)
	-	-
Denominator:	-	-
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	55,930,639	29,836,485	51,713,368	27,370,658
Denominator for diluted earnings per share	55,930,639	29,836,485	51,713,368	27,370,658
Basic (loss) per share	(0.21)	(0.26)	(0.69)	(0.34)
Diluted (loss) per share	(0.21)	(0.26)	(0.69)	(0.34)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of September 30, 2024 and December 31, 2023, the Company had not recognized an allowance for doubtful collections.

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

The Company’s deferred tax asset at December 31, 2023 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $8,658,484 less a valuation allowance in the amount of approximately $8,658,484. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the year ended December 31, 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $271,719 and $98,091.24 for the nine months ended September 30, 2024 and 2023, respectively.

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

Results of Operations

For the three months ended September 30, 2024 and 2023

The following table provides selected financial data about us for the three months ended September 30, 2024 and 2023, respectively.

	September 30, 2024	September 30, 2023
Sales	$110,213	$11,877
Cost of Sales	402,399	46,438
Gross Profit (Loss)	(292,186)	(34,561)
Total operating expenses	11,348,320	4,090,608
Other income (expense)	10,413	(3,152,437)
Net loss from operations	$(11,630,093)	$(7,277,606)
Loss from discontinued operations	(299,184)	(460,695)
Net loss	$(11,929,277)	$(7,738,301)

Revenues

We generated $110,213 in revenues for the three months ended September 30, 2024 compared to $11,877 revenues in the three months ended September 30, 2023.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $11,348,320 and other income of $10,413, of other expenses for the three months ended September 30, 2024 compared to $4,090,608 and $3,152,437 of other expenses for the three months ended September 30, 2023.

Operating expenses for the three months ended September 30, 2024 were in connection with our daily operations as follows: (i) marketing expenses of $2,186,808; (ii) research and development of $10,315; (iii) legal and professional expenses of $2,586,915, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $93,357; (v) depreciation and amortization of $109,033; (vi) general and administrative expenses of $995,872, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $5,366,021. Other income for the three months ended September 30, 2024 consisted of net interest expense of $57,919 and realized gain on sale of stock of $68,333

Operating expenses for the three months ended September 30, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $170,633; (ii) research and development of $61,163; (iii) legal and professional expenses of $1,613,981, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $59,563; (v) depreciation and amortization of $67,355; (vi) general and administrative expenses of $872,884, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $1,245,029. Other income for the three months ended September 30, 2023 consisted of net interest income of $1,340, unrecognized loss on equity investments of $726,884, and other expenses of $2,426,893.

On September 24, 2024, the Company signed a separation agreement with Caring Brands, Inc. Caring Brands, Inc. is no longer a subsidiary of the Company, all operations performed under the Caring Brands product line are considered discontinued operations and no longer reported the Company’s financials.

Income/Losses

Net losses were $11,929,277 and $7,738,301 for the three months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024 and 2023

The following table provides selected financial data about us for the nine months ended September 30, 2024 and 2023, respectively.

	September 30, 2024	September 30, 2023
Sales	$519,793	$69,968
Cost of Sales	2,549,099	97,977
Gross Profit (Loss)	(2,029,306)	(28,009)
Total operating expenses	32,923,489	7,040,858
Other income (expense)	(626,062)	(2,075,671)
Net loss from operations	$(35,578,858)	$(9,144,538)
Loss from discontinued operations	(299,184)	(261,528)
Net loss	$(35,878,042)	$(9,406,066)

Revenues

We generated $519,793 in revenues for the nine months ended September 30, 2024 compared to $69,968 revenues in the nine months ended September 30, 2023. The increase is due to the launch of the Safety Shot Dietary Supplement in December 2023. Cost of goods sold increased due to the rebranding costs associated with the launch of the Sure Shot Dietary Supplement.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $32,923,489 for the nine months ended September 30, 2024 compared to $7,040,858 for the nine months ended September 30, 2023.

Operating expenses for the nine months ended September 30, 2024 were in connection with our daily operations as follows: (i) marketing expenses of $6,230,903; (ii) research and development of $271,719; (iii) legal and professional expenses of 6,839,639, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of 313,598; (v) depreciation and amortization of $318,035; (vi) general and administrative expenses of $2,537,927, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $16,411,690.

(i) For marketing we have a 360-degree marketing approach that includes digital and retail activations, social media, radio and televised events. (iii) For legal and professional fees consist of corporate advisory services, annual report preparation fees, corporate governance fees, and six litigation matters that are referenced in the “Legal Proceedings” section. (vii) Stock based compensation consists of employees, consultants, board members, influencers, and advisors.

Other income/expense for the nine months ended September 30, 2024, included: (i) interest income of $40,699; (ii) interest expense of $252,108; (iii) recognized gain on sale of stock of $231,159 and (iv) net loss on sale of marketable securities of $46,658 and other expenses of $599,155.

Operating expenses for the nine months ended September 30, 2023 were in connection with our daily operations as follows: (i) marketing expenses of $206,047; (ii) research and development of $98,091; (iii) legal and professional expenses of $2,563,047, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $156,870; (v) depreciation and amortization of $110,674; and (vi) general and administrative expenses of $2,441,100, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $1,465,029.

The Company had a loss from discontinued operations of $299,184 and $261,528 for the nine months ended September 30, 2024 and September 30, 2023 respectively.

Other expense for the nine months ended September 30, 2023 included: (i) interest income of $56,802; (ii) interest expense of $168,869; (iii) unrecognized loss on equity investments of $726,884; and (iv) other expenses of $1,236,720. For more information on marketable securities for 2023 see Note 6 - Marketable Securities included in the financial statements.

Income/Losses

Net losses were $35,878,042 and $9,406,066 for the nine months ended September 30, 2024 and 2023, respectively.

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

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sabby seeks compensatory damages estimated to exceed $500,000. The Company has filed a motion to dismiss Sabby’s amended complaint and is awaiting the Court’s ruling. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity. The case was dismissed with prejudice by the federal district court for the Southern District of New York on September 23, 2024. On October 10, 2024, Sabby filed an appeal of the Southern District’s dismissal to the United States Court of Appeals for the Second Circuit. The Company is awaiting the decision from the Court of Appeals for the Second Circuit.

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

●	The success of new product introductions depends on various factors, including, without limitation, the following: Successful sales and marketing efforts;
●	Timely delivery of new products;
●	Availability of raw materials;
●	Pricing of raw materials;
●	Regulatory allowance of the products; and
●	Customer acceptance of new products

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

Participant enrollment may also be affected by other factors, including:

●	coordination with clinical research organizations to enroll and administer the clinical trials;
●	coordination and recruitment of collaborators and investigators at individual sites;
●	size of the participant population and process for identifying participants;
●	design of the clinical trial protocol;
●	eligibility and exclusion criteria;
●	perceived risks and benefits of the product candidates under study;
●	time of year in which the trials are initiated or conducted;
●	ability to obtain and maintain subject consents;
●	ability to enroll participants in a timely manner;
●	risk that enrolled subjects will drop out before completion of the trials;
●	proximity and availability of clinical trial sites for prospective participants;
●	ability to monitor subjects adequately during and after treatment.

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

The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement current Good Manufacturing Practice (GMP) regulations, which are based on the food-model GMP regulations, with additional requirements that are specific to dietary supplements. We believe the manufacturing processes for the Safety Shot Dietary Supplement substantially complies with the applicable dietary supplement GMP requirements. Nevertheless, any FDA action determining that such processes do not comply with dietary supplement GMPs could materially adversely affect our ability to manufacture and market the Sure Shot Dietary Supplement in the United States. In addition, the Dietary Supplement & Nonprescription Drug Consumer Protection Act requires dietary supplement manufacturers and distributors to notify the FDA when they receive reports of serious adverse events associated with their products that occur within the United States.

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

We are subject to government regulations of the processing, formulation, packaging, labeling and advertising of our wellness and dietary supplement products.

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

We believe we are able to market our Sure Shot Dietary Supplement product in reliance on the self-affirmed Generally Recognized As Safe (GRAS) status of our formulation’s current ingredients. No governmental agency or other third party has made a determination as to whether or not the Sure Shot Dietary Supplement has achieved GRAS status. We make this determination based on independent scientific opinions that the individual ingredients and formulation as a whole are not harmful under their intended conditions of use. If the FDA, another regulatory authority or other third party denied our self-affirmed GRAS status for the Sure Shot Dietary Supplement, we could face significant penalties or be required to undergo the regulatory approval process in order to market our product, and our business, financial condition and results of operations will be adversely affected. We cannot guarantee that in such a situation the Sure Shot Dietary Supplement would be approved.

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

While we have positioned the Sure Shot Dietary Supplement as a dietary supplement, it is possible that the FDA or a state regulatory agency could classify our product as a drug. If the Sure Shot Dietary Supplement is determined to be a drug, we would not be able to market it further without making significant changes to the product and labeling or going through the drug approval process, which would limit our ability to effectively market the product and would adversely affect our financial condition and results of operations. Additional clinical trials may be necessary in order to support any new drug approval for the Sure Shot Dietary Supplement, and clinical trials designed to support drug approval may be time consuming, expensive, and uncertain. If required, such additional studies may take years to complete, and we may never generate the necessary data or results required to obtain marketing authorization of Safety Shot Dietary Supplement as an over-the-counter drug product. Accordingly, there can be no assurances that any such drug approval, if required, could be obtained for the Sure Shot Dietary Supplement. If the FDA or a state regulatory agency ultimately determines the Sure Shot Dietary Supplement is a drug rather than a dietary supplement, the agency could claim that the product is misbranded and require that we recall, repackage and relabel the product and impose civil and/or criminal penalties. Any of these situations could adversely affect our business and operations, and any public actions taken by the FDA or other regulatory agency against us could lead to consumer complaints, civil lawsuits, retail customers terminating any supply agreements we may have with them, and significant reputational harms to the company.

Our failure to comply with applicable laws or regulations could result in substantial monetary penalties and could adversely affect our operating results.

In recent years, the marketing and labeling of functional foods and beverages and dietary supplements has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of such products, seek removal of such products from the marketplace, and/or impose fines and penalties. Our Sure Shot Dietary Supplement product is marketed with express and implied statements relating to the ingredients or health and wellness related attributes, which may increase the potential risk of regulatory scrutiny over such claims. The lack of specific regulations or guidance on common supplement terms and statements used in product labeling has contributed to legal challenges against many supplement companies, and plaintiffs have commenced legal actions against several nutritional supplement companies, asserting false, misleading and deceptive advertising and labeling claims. In addition, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Our failure to comply with applicable regulations could result insubstantial monetary penalties, which would likely have a material adverse effect on our financial condition or results of operations.

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

In addition, the FDA has aggressively enforced its regulations with respect to different types of product claims that may or may not be made for food or dietary supplement products. These events could interrupt the marketing and sales of our Sure Shot Dietary Supplement product, severely damage our brand reputation and public image, increase our legal expenses, result in product recalls or litigation, and impede our ability to deliver our products in sufficient quantities or quality, which would likely result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our reliance on third parties to manufacture and supply our products, including the Sure Shot Dietary Supplement, may harm our business, financial condition and operating results.

We contract with third-party suppliers and manufacturers for the production of our products, including the Sure Shot Dietary Supplement. These third-party suppliers and manufacturers produce and, in most cases, pack our products according to formulations and specifications that have been developed by or in conjunction with our in-house product development team. Products manufactured by third-party suppliers at their facilities must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We cannot assure you that our third-party contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with our specifications or applicable laws, including under the FDA’s dietary supplement GMP regulations and the FD&C Act’s food safety provisions. Should our contract manufacturers experience quality issues or supply us with non-conforming products, we may need to terminate relationships or secure alternative suppliers. Identifying and obtaining acceptable replacement manufacturing sources, on a timely basis or at all, for FDA-regulated functional beverages and dietary supplement products is challenging. Additionally, any future need to transfer our third-party manufacturing business to another contract manufacturer could be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with customers and damage our reputation in the marketplace.

We rely on third parties to conduct clinical trials and most nonclinical studies of our products, including the Sure Shot Dietary Supplement. If these third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our product development and commercialization efforts could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.

While we recently completed a clinical trial for the Safety Shot Dietary Supplement and may sponsor clinical trials in the future for the Sure Shot Dietary Supplement or other products, we do not independently conduct clinical trials or the majority of nonclinical studies involving our products or product candidates. Accordingly, while we perform certain functions internally, we currently rely on third-party contract research organizations (CROs), such as the Center for Applied Health Sciences, as well as laboratories, clinical investigators, clinical data management organizations, and consultants, to help us design, conduct, supervise and monitor research involving our products and human participants. As a result, we have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. There is a limited number of third-party service providers that specialize in the wellness space or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or investigators or to do so on commercially reasonable terms. Further, these laboratories, investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our product development programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our nonclinical studies or clinical trials. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy the legal and regulatory requirements for the conduct of nonclinical studies or clinical trials or meet expected deadlines for any reason, our product development efforts could be delayed and otherwise adversely affected.

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

Further, should the FDA determine that the Sure Shot Dietary Supplement is a drug rather than a dietary supplement and require us to secure new drug approval or another form of marketing authorization for the Sure Shot Dietary Supplement, there can be no assurance that the nonclinical and clinical data we have generated to date would be sufficient to meet applicable regulatory standards for demonstrating substantial evidence of effectiveness. “Substantial evidence” represents the evidentiary threshold in the FD&C Act for the efficacy of new drugs, and it requires at least one adequate and well-controlled clinical investigation to establish effectiveness. Because we have positioned the Sure Shot Dietary Supplement as a dietary supplement, our recently completed clinical trial may not meet FDA’s expectations for a well-controlled clinical investigation adequate to support a potential drug approval.

We may not meet our product development and commercialization milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to technology and design improvements as well as dates for achieving development goals. If our products exhibit technical defects or are unable to meet cost or performance goals, our commercialization schedule could be delayed, and potential purchasers of our initial commercial products may decline to purchase such products or may opt to pursue alternative products.

We may also experience shortages of equipment due to manufacturing difficulties. Multiple suppliers provide the components used in manufacturing our products. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there were a disruption to manufacturing facilities, we would be unable to manufacture until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

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

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA, and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary ingredients and dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). Dietary supplements and dietary ingredients that do not comply with FDA’s regulations and/or the DSHEA will be deemed adulterated or misbranded. Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded, and the FDA may take enforcement action against any adulterated or misbranded dietary supplement on the market. The FDA has broad enforcement powers. If we violate applicable regulatory requirements, the FDA may bring enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim(such as reducing Blood Alcohol Content) or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim or is not substantiated. Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements with respect to those products. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

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

As of December 31, 2023, and 2022, the Company had $3,833,349 and $1,931,068 in cash, accumulated deficit of $65,480,715 and $50,597,674 and cash flow used in operations of $10,515,314 and $6,395,942, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report.

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

In addition to the unexercised warrants, the Company also holds 1,200,821 shares of Chijet Motor Company, Inc. (Nasdaq: CJET) valued at $0.45 per share (as of March 27, 2024). These shares are considered trading shares and are held as marketable securities on the balance sheet. The Company also holds 3,650,048 shares of SRM Entertainment, Inc. (Nasdaq: SRM) valued at $1.41per share (as of March 27, 2024) and are held as investment in affiliate and are accounted for using the Equity Method. These shares are not covered by an effective registration statement but may be sold subject to Rule 144.

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

Our proliferation into new markets may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

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

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stockless attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We only became a public company in October 2020. The management team is responsible for the operations and reporting of the Company. The requirements of operating as a public company are many and sometimes difficult to navigate. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. If we lack cash resources to cover these costs of being a public company in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cashflow and financial condition after we commence operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2024, the Company issued a total of 0 shares of common stock for services valued at $0.

During the nine months ended September 30, 2024, the Company issued a total of 0 shares of common stock related to two consulting agreements entered into during 2023 that were recorded as Common Stock Payable at December 31, 2023 and valued at a total of $113,500.

During the nine months ended September 30, 2024, the Company issued 0 shares of common stock related to the promissory debt modification and extinguishment recorded as Common Stock Payable at December 31, 2023 and valued at a total of $245,044.

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

Safety Shot, INC.

Dated: November 14, 2024	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer
(Principal Executive Officer Officer)

