Form 10-K
period 2024-12-31
Safety Shot, Inc.
filed 2025-03-28
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SHOT	Nasdaq Capital Markets LLC
Warrants to purchase shares of Common Stock, $0.001 par value per share	SHOTW	Nasdaq Capital Markets LLC

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

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximately $72,132,393 as of June 30, 2024.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 25, 2025, was 74,451,604.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward- looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

PART I

ITEM 1. BUSINESS

Overview

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the Safety Shot Dietary Supplement from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its dietary supplement (the “Safety Shot Dietary Supplement”). Concurrently with the asset purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched its e-commerce sale of the Safety Shot Dietary Supplement in December 2023. On October 9, 2024, the Company renamed the Safety Shot Dietary Supplement as the “Sure Shot Dietary Supplement.”

The Sure Shot Dietary Supplement has been formulated to reduce the accumulation of blood alcohol. Noteworthy is the fact that the Sure Shot Dietary Supplement comprises 28 active ingredients, all falling under the Generally Regarded As Safe (GRAS) category. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act (the Act), any substance that is intentionally added to food is a dietary supplement, that is subject to premarket review and approval by the FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use, or unless the use of the substance is otherwise excepted from the definition of a dietary supplement.

It’s crucial to note that the Sure Shot Dietary Supplement is currently manufactured in a facility adhering to Good Manufacturing Practices (GMP), ensuring the highest standards of quality and safety throughout its production process. The Company currently maintains a workforce comprising eight full-time employees of its own.

Specializing in Consumer Packaged Goods, our focus centers on the commercialization of a 12-ounce product positioned as a dietary supplement. Beyond our existing product, we have introduced new product lines, including a convenient powdered stick pack version and a 4-ounce version of the Sure Shot Dietary Supplement.

The Company has discontinued the historical product lines of Jupiter Wellness which included a diverse range of products, such as hair loss treatments, vitiligo solutions, and sexual wellness products, that catered to different health and wellness needs and our commitment to supporting health and wellness by developing innovative solutions to a range of conditions. In connection therewith, on September 24, 2024, the Company entered into a Separation and Exchange Agreement with its subsidiary Caring Brands, Inc. whereby Caring Brands will seek to commercialize this product line. Caring Brands will be responsible for all costs associated with the operation of that line of business. The Company will focus its efforts on the commercialization of the Sure Shot Dietary Supplement. The Company will retain ownership of 3,000,000 shares of Caring Brands, Inc.

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

The Sure Shot Dietary Supplement is currently sold through e-commerce and in retail stores. In addition, we are seeking to collaborate with other companies to license our intellectual property, to create additional revenue streams and expand our global presence. At present, we do not experience concentration risk or dependence on major customers.

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

Products Roadmap

The Sure Shot Dietary Supplement was launched on our own website and through Amazon in December 2023 and with several Big Box stores. The Company is advancing several product formats and formulations to continue to offer a wide array of products that can be purchased at various locations that coincide with consumer shopping habits. In particular, the Company plans to develop new flavors for each of its current SKUs (12oz., 4 oz. and “Stick Pack”. In addition, the current formula will be offered at various dosages and the Company plans to conduct additional research studies as follows: assessing varying dosages of the Sure Shot Dietary Supplement against body weight, gender and age, examining several current and proposed ingredients with respect to their specific role in reducing BAC and how they affect the enzymatic activity associated with the metabolism of alcohol, and finally, examining additional markers with respect to improving post-alcohol consumption symptoms and feelings.

The Company intends to perform the additional research studies in Q2 and Q3 of 2025. The Company will continue to sponsor the studies and intends to work with the Center for Applied Health Sciences (“CAHS”) in Canfield, OH. The participants will be selected based upon the parameters of the individual studies and the Company will follow the same protocols employed in the clinical trials at the CAHS described in more detail below in “Research and Development.”

Research and Development

Our research and development team in continually looking to develop new therapeutic products, while continually improving and enhancing our existing products and product candidates to address customer demands and emerging trends.

We have conducted extensive informal research and experimentation involving a substantial number of volunteers under the influence of alcohol. Our findings indicate that the Sure Shot Dietary Supplement can reduce a person’s Blood Alcohol Content, as measured by the premier Breathalyzer on the market. We have recently completed our clinical trials of the Sure Shot Dietary Supplement which have shown a statistically significant reduction in the Blood Alcohol Content (“BAC”) of the participants. The observable enhancements in cognitive abilities among the test subjects have been carefully documented.

The clinical trials took place from January 29, 2024, through June 10, 2024, at the CAHS located at 6570 Seville Drive, Canfield, OH 44406. The clinical trials were sponsored and paid for by the Company and consisted of 36 participants with a mean age of 36.3 years that were selected through advertising of the study. The Company did not inquire about the participants typical level of alcohol consumption but each participant had to qualify based upon a complete medical history questionnaire, release from physicians and submitting to a standard bloodwork panel. Each participant consumed exactly 100 mL of alcohol and the BAC of the participants ranged from 0.047 % to 0.068%. The participants were not employees of the Company nor affiliated with the Company in any way. The clinical trials were a double-blind, randomized, placebo-controlled study that found that within 30 minutes of the consumption of the Sure Shot Dietary Supplement, the monitored participants saw a statistically significant drop of p=.002 in BAC and continued to see measurable drops in successive 30-minute increments. The results were measured by using a DOT-approved BACtrack S80 Breathalyzer on the participants to determine their BAC after ingesting several alcoholic beverages, followed by drinking 12 ounces of the Sure Shot Dietary Supplement and then measuring the participants’ BAC 30 minutes later. In addition, cognitive responses were measured using the Visual Analogue Scale (“VAS”) and physical function assessed at the same intervals as the blood draws and breathalyzer assessments to correlate to function. The VAS consisted of a 10 cm, straight line with end points that measured from low-to-high for a number of physical feelings and sensations. The participants were asked to mark a point on the line that corresponded with their experience. The distance from the end to the point marked by the participant was then measured in millimeters to quantify their level of sensation. On each visit, participants were asked to perform the VAS tests and the VAS assessed subjective ratings for head discomfort (headache), nausea, fatigue, energy, tiredness, thirst and ability to concentrate. The Company also conducted further physical assessment by monitoring biometric measurements such as blood pressure and heart rate at various intervals. The key assumptions in the study were that the participants would demonstrate a marked decrease in BAC following the consumption of the Sure Shot Dietary Supplement versus that of the placebo. In addition, the study assumed that the participants would feel better and demonstrate marked improvement in cognitive skills and physical function following the consumption of the Sure Shot Dietary Supplement versus that of the placebo. The Company had previously observed in our numerous, pre-clinical tests that participants who consumed significant amounts of alcohol (more than two drinks) experienced marked and rapid reductions in their BAC when measured by BACTrack S80 breathalyzers after consumption of the Sure Shot Dietary Supplement. In addition, the Company observed in the pre-clinical tests that the participants showed significant improvement in motor function and reduction in slurred speech and other markers commonly associated with alcohol consumption. These findings led the Company to continue to develop the Sure Shot Dietary Supplement and commission a clinical study to prove our hypothesis. There were five adverse events amongst the participants in the study. Four of the adverse events were associated with the Sure Shot Dietary Supplement (three felt nauseous and one developed a rash) and none of the adverse events were serious. The final adverse event was associated with congestion of the placebo.

Since approximately 2010, the Company has performed 100s of pre-clinical tests in an effort to develop and perfect the Sure Shot Dietary Supplement. These informal, pre-clinical tests included friends, family and other volunteers who consumed alcohol at varying levels and then were tested prior to the consumption of the Sure Shot Dietary Supplement. The pre-clinical tests were neither peer reviewed nor were the subjects screened prior to their participation. In addition, the VAS was not used nor were there any placebos or other control measures taken in the pre-clinical tests and as such these tests are considered informal and non-clinical. The participants’ BAC was measured by using the BacTrack S80 after the consumption of various amounts of alcohol and prior to the consumption of the Sure Shot Dietary Supplement and then at 30 minutes, 45 minutes and one-hour intervals after consumption of the Sure Shot Dietary Supplement so we could assess the efficacy of the Company’s R&D efforts at that point in time. The Company also observed motor function skills such as walking, balancing and speech at the same intervals following the consumption of 12 ounces of the Sure Shot Dietary Supplement. The Company defined and noted the significant improvement in each area by observing participants’ walk and whether a participant’s gait was unsteady, or whether their balance was off while standing and whether their speech was clear or slurred. The Company incurred research and development expenses of $100,591 and $1,637,117 for the years ended December 31, 2022, and 2023, respectively.

Sales and Marketing

We primarily sell our products through e-commerce websites including Amazon and through retail stores. To drive loyalty, word-of-mouth marketing, and sustainable growth, we invest in customer experience and customer relationship management. Our marketing investments are directed towards driving profitable growth through advertising, public relations, and brand promotion activities, including digital platforms, sponsorships, collaborations, brand activations, and channel marketing. Additionally, we continue to invest in our marketing and brand development efforts by investing capital expenditures on product displays to support our channel marketing via our retail partners. We launched the Sure Shot Dietary Supplement in stores such as BevMo! in the second quarter of 2024.

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

Recent Developments

Settlement Agreement with Bigger Capital

On January 20, 2025, the Company entered into the Bigger Settlement Agreement. In exchange for a resolution to all issues and claims that relate to the previously filed action against the Company in the Supreme Court of the State of New York, New York County, Index No. 65018/2024. Pursuant to the Bigger Settlement Agreement, the Company agreed to pay or issue to Bigger Capital the following: (i) pay Bigger Capital $375,000; (ii) issue a secured convertible note in the principal amount of $1.75 million maturing on December 31, 2026 (the “Secured Convertible Bigger Note”); (iii) a convertible note in the principal amount of $3.5 million maturing June 30, 2025 (the “Convertible Bigger Note,” and, together with the Secured Convertible Bigger Note, the “Bigger Notes”); and (iv) 5,332,889 shares of common stock issuable upon the exercise of common stock purchase warrants to purchase shares of common stock of the Company at an exercise price of $0.4348 per share (the “Bigger Warrants”). A significant shareholder of the Company and Bigger Capital entered into a voting agreement in favor of Bigger Capital in addition to the Bigger Settlement Agreement. The Bigger Settlement Agreement is filed herein as Exhibit 10.32. The Secured Convertible Bigger Note is filed herein as Exhibit 4.5 and the Convertible Bigger Note is filed herein as Exhibit 4.6.

The Secured Convertible Bigger Note

The Secured Convertible Bigger Note accrues interest on the unpaid principal amount therein at the rate of nine percent (9%) per annum from January 20, 2025 until the earlier to occur of (i) the date such unpaid principal amount is paid in full, or (ii) the date such unpaid principal amount is converted into shares of the Company’s common stock, in accordance with the terms hereof, and shall be computed on the basis of a 360-day year for the actual number of days elapsed. Interest accruing hereunder shall be paid either in cash or in shares of the common stock.

At the option of its holder, the holder of the Secured Convertible Bigger Note may convert all or any portion of the outstanding principal amount of the Secured Convertible Bigger Note plus accrued and unpaid interest thereon, for a number of shares of common stock of the Company equal to the quotient obtained by dividing the dollar amount of such outstanding principal amount of the Secured Convertible Bigger Note plus the accrued and unpaid interest thereon being converted by the Secured Convertible Bigger Note Conversion Price (as defined below) as of the applicable conversion date.

“Secured Convertible Bigger Note Conversion Price” means the lesser of (i) $0.5435 per share and (ii) the closing price of the Company’s common stock, as reflected on Nasdaq.com, immediately preceding the date of Stockholder Approval (as defined below), subject to adjustment as provided in the Secured Convertible Bigger Note.

“Stockholder Approval” means such approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of the Company with respect to the transactions contemplated under the Secured Convertible Bigger Note and the other Transaction Documents (as defined in the Secured Convertible Bigger Note), including, without limitation, the issuance of all of the shares of common stock issuable thereunder, including in an amount that would, when aggregated with (i) the number of shares issued upon any prior conversions of the Convertible Bigger Note, and (ii) the number of shares issued upon any prior exercises of the Bigger Warrant, exceed 19.99% of the issued and outstanding Common Stock on January 20, 2025, at a price less than the market value of the Company’s common stock on January 20, 2025.

The Convertible Bigger Note

Interest shall accrue on the unpaid principal amount of the Convertible Bigger Note at the rate of nine percent (9%) per annum from January 20, 2025 until the earlier to occur of (i) the date such unpaid principal amount is paid in full, (ii) the date such unpaid principal amount is converted into shares of the Company’s common stock, in accordance with the terms of the Convertible Bigger Note, or (iii) the date the Company otherwise satisfies its Repayment Obligation (as defined in Convertible Bigger Note) in respect of such outstanding principal amount via an Alternative Payment Method (as defined in Convertible Bigger Note).

Upon the maturity date of the Convertible Bigger Note, at the Company’s discretion, the Company will have the option to either (i) repay the Convertible Bigger Note in full including any accrued interest, (ii) issue a $2,000,000 SAFE Note, or (iii) a $4.5 million convertible note bearing a 9% interest rate, maturing on December 31, 2027 (the “Replacement Bigger Note”). The form of the Replacement Bigger Note is filed herein as Exhibit 4.8.

At the option of its holder, the holder of the Convertible Bigger Note may convert all or any portion of the outstanding principal amount of the Convertible Bigger Note plus accrued and unpaid interest thereon, for a number of shares of common stock of the Company equal to the quotient obtained by dividing the dollar amount of such outstanding principal amount of the Convertible Bigger Note plus the accrued and unpaid interest thereon being converted by the Convertible Bigger Note Conversion Price (as defined below) as of the applicable conversion date.

“Convertible Bigger Note Conversion Price” means $0.5435 per share, subject to adjustment as provided under the Convertible Bigger Note.

The Bigger Warrants

Pursuant to the Bigger Settlement Agreement, the Company agreed to exchange the 1,650,050 warrants held by Bigger Capital for a total of 5,332,889 warrants exercisable for $0.43 (the latter warrants, the “Bigger Warrants”). The Bigger Warrants contain customary adjustment provisions and representation and warranties. The Bigger Warrants are exercisable for a five year period following their issuance date. The Bigger Warrants are filed herein as Exhibit 4.7.

Registration Rights

Pursuant to the Bigger Settlement Agreement, the Company shall promptly file a registration statement for shares of the Company’s Common Stock equal to 150% of the shares initially issuable upon exercise of the Bigger Notes (the “Registrable Bigger Securities”), which filing shall be no later than ten (10) business days after the execution of the Settlement Agreement. The Company shall diligently take all steps necessary for the registration statement to become effective as soon as practicable and shall thereafter maintain the registration statement until the Registrable Bigger Securities are sold. Upon receiving notification from the SEC that either the registration statement relating to the Registrable Bigger Securities have received a “no review” from the SEC or that the SEC has no additional comments to the registration statement, the Company will take all action necessary to ensure that the registration statement has been declared effective within two business days of either such notification.

Settlement Agreement with Intracoastal Capital, LLC

On January 14, 2025, the Company entered into the Intracoastal Settlement Agreement with Intracoastal Capital. In exchange for a resolution to all issues and claims that relate to the previously filed action against the Company in the Supreme Court of the State of New York, New York County, Index No. 655967/2023. Pursuant to the Intracoastal Settlement Agreement, the Company agreed to issue to Intracoastal Capital the following: (i) shares of the Company’s common stock with a value of $875,000, as set forth below (the “Intracoastal Settlement Shares”) and (ii) a settlement payment of $175,000. The number of Intracoastal Settlement Shares shall be the greater of the Initial Share Amount (as defined below) or the Adjusted Share Amount (as defined below).

“Adjusted Share Price” means the lesser of (i) the volume weighted average price of the Company on the five trading days prior to the day that the registration statement registering the Intracoastal Settlement Shares becomes effective or (ii) the closing price for the Company on the day prior to such registration statement becomes effective. In such event, the Company shall deliver within two (2) business days additional shares of common stock so that Intracoastal Capital receives, in total, an amount equal to 875,000 divided by the Adjusted Share Price.

“Initial Share Amount” means an amount equal to 875,000 divided by the Initial Share Price. The Initial Share Amount shall be subject to adjustment if the Adjusted Share Price is lower than the Initial Share Price.

“Initial Share Price” means the lesser of the volume weighted average price for the Company, as reported on the Nasdaq, on the five trading days prior to the execution of the Intracoastal Settlement Agreement, or (ii) the closing price of the Company, as reported on the Nasdaq on the day prior to the execution of the Intracoastal Settlement Agreement.

The Intracoastal Settlement Agreement is filed herein as Exhibit 10.33.

Settlement with Alta Partners, LLC

On or about January 18, 2024, Alta Partners, LLC, (“Alta”) filed a lawsuit against the Company in the federal district court for the Southern District of New York, case captioned, Alta Partners, LLC v. Safety Shot, Inc. No. 24-cv-373 (S.D.N.Y.) (the “Litigation”). The Litigation stems from the Company’s warrants to purchase shares of Company common stock and asserted causes of action for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing and violation of Section 11 of the Securities Act of 1933. The Litigation sought compensatory, general and liquated damages in an amount to be proven at trial. On or about January 29, 2025, the Company settled this litigation by agreeing to pay $350,000 in exchange for a release of all claims by Alta.

Consulting Agreement with Blue Capital S.A., LLC

On January 18, 2025, the Company entered into a Consulting Agreement with Blue Capital S.A., LLC., a United Arab Emirates limited company (“Blue Capital”) pursuant to which Blue Capital shall provide the Company with services as stated therein, for a period of five (5) year term commencing on February 1, 2025. The Company shall issue to Blue Capital 4,545,454 options to purchase shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at $0.44 per shares (the “Blue Capital Options”). The Blue Capital Options shall vest in equal quarterly installments such that 2,272,727 Options shall vest on August 1, 2025, and 2,272,727 Blue Capital Options shall vest on February 1, 2026. The Consulting Agreement with Blue Capital is filed as Exhibit 10.34.

January 2025 PIPE Investment

On January 17, 2025, the Company entered into a Securities Purchase Agreement with one accredited investor for the purchase of 2,277,389 shares for gross proceeds of $1,000,000 at a price of $0.4391 per share, which reflects a 20% discount from the closing price of the common stock on January 14, 2025. The Securities Purchase Agreement is filed herein as Exhibit 10.35.

Notice of Nasdaq Listing Deficiency

On January 2, 2025, the Company received a notice from The Nasdaq Stock Exchange (“Nasdaq”) that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). Nasdaq’s notice has no immediate effect on the listing or trading of our common stock on the Nasdaq Capital Market.

The notice indicates that we will have 180 calendar days, until July 1, 2025, to regain compliance with this requirement. We can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period.

If the Company does not regain compliance during the initial compliance period, we may be eligible for an additional 180 day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement under Rule 5550(a)(2), and we would need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, we expect that Nasdaq will notify us that our common stock will be subject to delisting. We will have the right to appeal a determination to delist our common stock, and our common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.

We intend to actively monitor the minimum bid price of our common stock and may, as appropriate, consider available options to regain compliance with Rule 5550(a)(2), including undertaking a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with Rule 5550(a)(2).

Arrangement Agreement with Yerbae Brands Corp.

On January 7, 2025, the Company entered into a definitive Arrangement Agreement (the “Arrangement Agreement”) with Yerbaé Brands Corp., (“Yerbaé”), a corporation organized under the laws of the Province of British Columbia, pursuant to which, among other things, the Company will acquire all of the issued and outstanding common shares of Yerbaé (the “Arrangement”). The Arrangement will be implemented by way of a plan of arrangement (the “Plan of Arrangement”) in accordance with the Business Corporations Act (British Columbia) and is subject to approval by the Supreme Court of British Columbia (the “Court”), the stockholders of the Company and the shareholders of Yerbaé, among other customary closing conditions for a transaction of this nature and size.

Consideration

On the terms and subject to the conditions of the Arrangement Agreement and the Plan of Arrangement, at the effective time of the Arrangement (the “Effective Time”) all of the common shares of Yerbaé then issued and outstanding immediately prior to the Effective Time (including the common shares of Yerbaé to be issued on the settlement of all of the performance share units and restricted share units of Yerbaé, which will be settled immediately prior to the Effective Time) will be acquired by the Company in consideration for the right to receive an aggregate of 20,000,000 shares of common stock of the Company (collectively, the “Consideration Shares”). Each option (each a “Replaced Option”) to purchase common shares of Yerbaé outstanding immediately prior to the Effective Time (whether or not vested) will be deemed to be exchanged for an option (“Replacement Option”) entitling the holder to purchase shares of common stock of the Company. The number of shares of common stock of the Company underlying each Replacement Option will equal the number of common shares of Yerbaé underlying the corresponding Replaced Option multiplied by the exchange ratio. The exercise price of each Replacement Option will equal the exercise price of the corresponding Replaced Option divided by the exchange ratio and each Replacement Option will be fully vested. In accordance with the respective terms of Yerbaé’s outstanding warrants and debentures, the terms of each warrant and debenture of Yerbaé will entitle the holder thereof to receive, upon exercise or conversion, as applicable, in substitution for the number of Yerbaé common shares subject to such warrant or debenture, a number of shares of Company common stock. In addition, if the Arrangement is consummated, the Company will pay up to $500,000 of Yerbaé’s transaction expenses.

Representations and Warranties; Covenants

Pursuant to the Arrangement Agreement, each of the Company and Yerbaé made customary representations and warranties for transactions of this type. All of the representations and warranties of the Company and Yerbaé will expire and be terminated at the Effective Time. Each of the Company and Yerbaé have also agreed to be bound by certain covenants that are customary for transactions of this type, including obligations of the parties during the period between the date of the execution of the Arrangement Agreement and the Effective Time (the “Interim Period”) to, in all material respects, conduct their respective businesses in the ordinary course consistent with past practice, and to refrain from taking certain specified actions without the prior written consent of the other party, in each case, subject to certain exceptions and qualifications. The covenants and agreements of the Company and Yerbaé that by their terms are to be performed at or after the Effective Time shall, in each case, survive until fully performed.

Closing Conditions

The respective obligations of each party to consummate the Arrangement are subject to the satisfaction or waiver of certain customary mutual closing conditions, including (i) the issuance of the interim and final orders by the Court with respect to the Arrangement; (ii) the adoption by the requisite Yerbaé shareholders of a resolution approving the Arrangement (the “Yerbaé Shareholder Approval”); (iii) the approval by the requisite Company stockholders of the issuance of the Consideration Shares and an amended and restated equity incentive plan reserving a number of shares of Company common stock equal to no less than 10% of the fully diluted shares of Company common stock issued and outstanding immediately following the Effective Time (the “Company Stockholder Approval”); (iv) the absence of any law or order prohibiting, rendering illegal or permanently enjoining the consummation of the Arrangement; (v) the obtainment of any regulatory approvals required in connection with the Plan of Arrangement, except for such approvals the failure of which to obtain would not reasonably be expected to have a material adverse effect on the parties or would not materially impede or delay the completion of the Arrangement; (vi) the approval by the TSX Venture Exchange;

the approval of the listing of the Consideration Shares by Nasdaq; (viii) the exemption of the issuance of the Consideration Shares from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) thereof; (ix) that the representations of the other party in the Arrangement Agreement are true and correct as of the date of the Arrangement Agreement and the Effective Time (subject to certain materiality qualifiers) and (x) that the other party will have complied in all material respects with its covenants in the Arrangement Agreement.

Additionally, the obligation of the Company to consummate the Arrangement is subject to the satisfaction or waiver of the following conditions, among others: (i) that there will not have occurred during the Interim Period any material adverse effect with respect to Yerbaé; (ii) that the Company shall have received Support Agreements (as defined below) from certain shareholders of Yerbaé representing not less than 40.1% of the issued and outstanding common shares of Yerbaé (collectively, the “Supporting Yerbaé Shareholders”) no later than 30 days following the date of the Arrangement Agreement (and such shareholders shall not have breached their obligations or covenants thereunder in any material respect as of the Effective Time); and (iii) that the Yerbaé shareholders shall have not validly exercised and not withdrawn dissent rights with respect to more than 5% of the common shares of Yerbaé then outstanding.

The obligation of Yerbaé to consummate the Arrangement is also conditioned upon (i) the Company appointing Todd Gibson to the board of directors of the Company as of the Effective Time and (ii) that there will not have occurred during the Interim Period any material adverse effect with respect to the Company.

The Arrangement Agreement is filed herein as Exhibit 10.36.

Equity Disbursement Agreement with Maxim Group LLC

On December 6, 2024, the Company entered into an Equity Disbursement Agreement (the “Sales Agreement”) with Maxim Group LLC (the “Sales Agent”) pursuant to which the Company may offer and sell, from time to time, in its sole discretion, shares of its common stock, having an aggregate offering price of up to $5,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. The Company is not obligated to make any sales of common stock under the Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.

Any shares offered and sold in the at-the-market offering will be issued pursuant to the registration statement on Form S-3 (File No. 333-267644), initially filed by the Company with the Securities and Exchange Commission (the “Commission”) under the Securities Act on September 28, 2022, and declared effective on November 9, 2022, and the prospectus supplement relating to the at-the-market offering filed with the SEC on December 6, 2024, and any applicable additional prospectus supplements related to the at-the-market offering that form a part of the registration statement.

The Sales Agent may sell the shares of common stock by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made through Nasdaq, or any other trading market for the common stock, sales made to or through a market maker other than on an exchange or through an electronic communications network, or in negotiated transactions pursuant to terms set forth in a placement notice delivered by the Company to the Sales Agent under the Sales Agreement. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of Nasdaq, to sell the shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Sales Agent is not obligated to purchase any shares of common stock on a principal basis pursuant to the Sales Agreement.

The Company will pay the Sales Agent a commission equal to 3.0% of the gross sales proceeds of any shares sold through the Sales Agent under the Sales Agreement, and also has provided the Sales Agent with customary indemnification and contribution rights. The Sales Agreement contains customary representations and warranties and conditions to the placements of the shares pursuant thereto, obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions, including customary closing conditions.

The Sales Agreement is filed as Exhibit 10.37.

Separation and Exchange Agreement with Caring Brands, Inc.

On September 24, 2024, the Company entered into a Separation and Exchange Agreement (the “Separation Agreement”) with Caring Brands, Inc., a Nevada corporation (“CB Nevada”), Caring Brands, Inc, a Florida corporation (“CB Florida”) and Brian S. John, as the representative of the shareholders of CB Florida (the “Representative”). The Company, along with the other shareholders of CB, exchanged 100% of the issued and outstanding shares of common stock of CB Florida (the “Exchange”) for the CB Nevada shares of common stock, including the 3,000,000 shares of CB Nevada common stock received by the Company. Pursuant to the Separation Agreement, the Company’s business segment that creates and sells innovative wellness consumer products industries (the “CB Business”) along with the assets, intellectual property and liabilities related thereto were transferred to CB Nevada.

The Separation Agreement is filed herein as Exhibit 10.38.

Consulting Agreement with Core 4 Capital Corp.

On September 23, 2024, the Company entered into a Consulting Agreement with Core 4 Capital Corp. (“Core 4 Consulting Agreement”), a New York corporation (“Core 4 Capital Corp.”), pursuant to which Core 4 shall provide the Company with services as stated therein, for a period of six (6) month term commencing on October 1, 2024. The Company shall issue 1,250,000 shares of the Company’s restricted stock. This stock will vest in equal quarterly installments such that 625,000 shares shall vest on December 31, 2024, and 625,000 shares shall vest on March 31, 2025.

The Company’s President, Jordan Schur is a 15% owner of Core 4 Capital Corp. but is not an officer or director of this entity. Other shareholders of Core 4 are also members of Mr. Schur’s immediate family (but not dependents).

The Core 4 Consulting Agreement is filed as Exhibit 10.39.

Core 4 Capital Corp. Stock Purchases

On August 30, 2024, the Company entered into a Securities Purchase Agreement with Core 4 Capital Corp. for the purchase of (i) 3,370,787 shares of the Company’s common stock at a price of $0.89 per share which was the closing price on August 29, 2024; and (ii) 3,370,787 warrants to purchase shares of common stock at a price of $0.125 per warrant. These warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.89. The Company’s President, Jordan Schur, is a 15% owner of the Investor, but is not an officer or director of such Investor. Other shareholders of the Investor are also members of Mr. Schur’s immediate family (but not dependents). The Company did not pay any commissions in connection with this offering and expects net proceeds of approximately $3,421,348 from the offering. This Securities Purchase Agreement is filed as Exhibit 10.40. These warrants are filed as Exhibit 10.41.

On June 27, 2024, the Company entered into a Securities Purchase Agreement with Core 4 Capital Corp. for the purchase of 943,396 shares of common stock of the Company at a price of $1.06 per share, which was the closing price on June 27, 2024). The Company paid no commissions in connection with this securities purchase and the net proceeds were approximately $1,000,000. This Securities Purchase Agreement is filed as Exhibit 10.42.

On April 4, 2024, the Company entered into a Securities Purchase Agreement with Core 4 Capital Corp. for the purchase of 2,369,668 shares of the Company’s common stock to Core 4 Capital Corp. at a price of $2.11 per share, which was the closing price on April 4, 2024. The Company paid no commissions in connection with this securities purchase and net proceeds thereto were approximately $4,975,000. This Securities Purchase Agreement is filed as Exhibit 10.43.

Management Employment Agreements

John Gulyas Employment Agreement

On December 16, 2024, the Company entered into an employment agreement (“Gulyas Agreement”) with John Gulyas, pursuant to which Mr. Gulyas will serve as the Company’s Executive Chairman of the board of directors. The Agreement provides for (A) a $300,000 annual base salary paid in equal installments on the Company’s regular pay dates no less frequently than bi-monthly, (B) a restricted stock award of 1,000,000 shares of Company’s common stock fully vested as of the date therein, an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $500,000 for Q1 and Q2 of 2025, (D) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $1,000,000 for Q3 and Q4 of 2025, and (E) other customary employee benefits. On or about March 3, 2025, the Company amended the Gulyas Agreement by changing Section 5. b. to read, Restricted Stock. As part of his employment, Employee shall receive a grant of 1,000,000 shares of Company restricted common stock (the “RSUs”) as compensation for work performed in 2025 and 2026. The 1,000,000 RSUs will start vesting on April 1, 2025, in quarterly increments over the following year as follows: 250,000 will vest on July 1, 2025; 250,000 will vest on October 1, 2025; 250,000 will vest on January 1, 2026, and 250,000 will vest on April 1, 2026.

The Gulyas Agreement is filed herein as Exhibit 10.44.

Jordon Schur Employment Agreement

On December 16, 2024, the Company entered into an employment agreement with Jordon Schur (the “Schur Agreement”), pursuant to which Mr. Schur will serve as the Company’s President. The Agreement provides for (A) a $300,000 annual base salary paid in equal installments on the Company’s regular pay dates no less frequently than bi-monthly, (B) a restricted stock award of 1,000,000 shares of Company’s common stock fully vested as of the date therein, (C) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $500,000 for Q1 and Q2 of 2025, (D) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $1,000,000 for Q3 and Q4 of 2025, and (E) other customary employee benefits. On or about March 3, 2025, the Company amended the Schur Agreement by changing Section 5. b. to read, Restricted Stock. As part of his employment, Employee shall receive a grant of 1,000,000 shares of Company restricted common stock (the “RSUs”) as compensation for work performed in 2025 and 2026. The 1,000,000 RSUs will start vesting on April 1, 2025, in quarterly increments over the following year as follows: 250,000 will vest on July 1, 2025; 250,000 will vest on October 1, 2025; 250,000 will vest on January 1, 2026, and 250,000 will vest on April 1, 2026.

The Schur Agreement is filed as Exhibit 10.45.

Jarrett Boon Employment Agreement

On December 16, 2024, the Company entered into an employment agreement with Jarrett Boon (the “Boon Agreement”), pursuant to which Mr. Boon will serve as the Company’s Chief Executive Officer. The Boon Agreement provides for (A) a $300,000 annual base salary paid in equal installments on the Company’s regular pay dates no less frequently than bi-monthly, (B) a restricted stock award of 1,000,000 shares of Company’s common stock fully vested as of the date therein, (C) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $500,000 for Q1 and Q2 of 2025, (D) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $1,000,000 for Q3 and Q4 of 2025, and (E) other customary employee benefits. On or about March 3, 2025, the Company amended the Boon Agreement by changing Section 5. b. to read, Restricted Stock. As part of his employment, Employee shall receive a grant of 1,000,000 shares of Company restricted common stock (the “RSUs”) as compensation for work performed in 2025 and 2026. The 1,000,000 RSUs will start vesting on April 1, 2025, in quarterly increments over the following year as follows: 250,000 will vest on July 1, 2025; 250,000 will vest on October 1, 2025; 250,000 will vest on January 1, 2026, and 250,000 will vest on April 1, 2026.

The Boon Agreement is filed as Exhibit 10.46.

Danielle De Rosa Employment Agreement

On April 22, 2024, the Company entered into an employment agreement with Danielle De Rosa (the “De Rosa Employment Agreement”), pursuant to which Ms. Rosa will serve as the Company’s Chief Financial Officer. As consideration for her services, the Company will pay Ms. Rosa a salary of $250,000 per annum, which salary is payable bi-monthly. Subject to suitable business conditions, Ms. Rosa may receive a 5% pay increase payable to her at each one-year anniversary from the commencement of the De Rosa Employment Agreement. The Company will also award 200,000 stock options to Ms. Rosa, granted at a strike price equal to the closing market price on the date that Ms. De Rosa first starts to work for the Company as an independent consultant. These stock options will vest on a quarterly basis, in equal installments over three years. The stock options will terminate on the fifth year anniversary of their date of issuance.

The De Rosa Employment Agreement is filed as Exhibit 10.47.

Intellectual Property

As of the date hereof, the Company owns five patents, including the patent (US 9,186,350 B2) and patent (US 10,028,991 B2) for the composition of the Sure Shot Dietary Supplement used for minimizing the harmful effects associated with alcohol consumption by supporting the metabolism of alcohol. US 9,186,350 B2 (the “350 Patent”), relates to an early version of the Sure Shot Dietary Supplement and is owned by the Company. The 350 Patent is a utility patent that covers the United States jurisdiction and expired on December 25, 2023. US 10,028,991 B2 (the “991 Patent”) is a continuation of the 350 Patent and relates to the Sure Shot Dietary Supplement and is owned by the Company. The 991 Patent is a utility patent that covers the United States jurisdiction and expires on November 5, 2035. In and around September of 2024, the Company received a Notice of Allowance for a new patent U.S. Patent Application No. 18/395,565 that relates to current version of the Sure Shot Dietary Supplement. On December 3, 2024, U.S. Patent No. 12,156,878 (formerly U.S. Patent Application No. 18/395,656) was granted. This patent is a utility patent and covers the United States jurisdiction. The Company owns three additional patents that relate to legacy products that the Company neither currently sells nor has any plans to sell in the future.

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

In addition, the U.S. Food and Drug Administration (the “FDA”) has regulations with respect to serving size information and nutrition labeling on food and beverage products, including a requirement to disclose the amount of added sugars in such products and regulations about whether a product qualifies as a drug. Further, the U.S. Department of Agriculture promulgated regulations requiring that, by January 1, 2022, the labels of certain bioengineered foods include a disclosure that the food is bioengineered. These regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

All ingredients in the Sure Shot Dietary Supplement are deemed Generally Recognized as Safe (GRAS) and align with FDA standards, permitting their inclusion in supplements. In the event that the FDA or any governmental agency identifies an ingredient or aspect of our product as unsafe, we commit to promptly withdrawing that component in accordance with regulatory directives. From a product and sales perspective, there are no impediments or concerns raised by any governmental agency. It is essential to note that the Sure Shot Dietary Supplement is classified as a dietary supplement, exempt from the approval or filing requirements mandated for pharmaceutical drugs by the FDA or other regulatory authorities.

Employees

As of this prospectus, we had eight full-time employees. We believe our relations with our employees to be good.

Properties

Currently, we do not own any real property. We rent office space at 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477 for $15,038 per month. The Company entered into the office lease effective July 1, 2021, which has a primary term of the lease of five years with one renewal option for an additional three years. As part of the Separation Agreement, Caring Brands, Inc. has agreed to assume to lease obligations upon it reaching certain milestones.

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

●	The success of new product introductions depends on various factors, including, without limitation, the following: Successful sales and marketing efforts;
●	Timely delivery of new products;
●	Availability of raw materials;
●	Pricing of raw materials;
●	Regulatory allowance of the products; and
●	Customer acceptance of new products.

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

Individual U.S. states also regulate nutritional supplements. A state may seek to interpret claims or products presumptively valid under federal law as illegal under that state’s regulations, or otherwise seek to create restrictions to access under state law. For example, during the 204 legislative session, several states are considering bills that would restrict the sale of muscle building and/or weight management supplements to people over the age of 18. Government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.

International trade disputes, including threatened or implemented tariffs by the United States and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods and tariffs or other trade restrictions could increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants could be adversely impacted. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, U.S. and China trade policies, could have a material adverse effect on our financial condition or results of operations.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while some jurisdictions, such as the United States, subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

In January 2025, U.S. President Donald Trump issued an executive order forming a presidential working group to establish a clear regulatory framework for digital assets, and leaders in both houses of the U.S. Congress have announced a bicameral working group with the objective of passing legislation to provide regulatory clarity for the industry. Committees in both houses of the U.S. Congress have held hearings to ensure fair access to financial services, including for companies operating in the digital asset space. Additionally, President Trump and members of the U.S. Congress announced that they are studying the possibility of creating a national strategic digital asset reserve to include Bitcoin, and at least twelve states have introduced legislation to create strategic Bitcoin reserves.

While these ongoing regulatory developments appear to be positive, and we anticipate greater regulatory certainty in the future, given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that future developments could have a material adverse effect on our business, prospects, or operations.

Our business, operations, financial position and timelines, could be materially adversely affected by the continuing military action in Ukraine and the war between Israel and Hamas.

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in Ukraine and the war between Israel and Hamas commenced in October 2023, and related economic sanctions imposed or that may in the future be imposed by certain governments, our financial position and operations may be materially and adversely affected. As our ability to continue to operate will be dependent on raising debt and equity finance, any adverse impact to those markets as a result of these conflicts, including due to increased market volatility, decreased availability in third-party financing and/or a deterioration in the terms on which it is available (if at all), could negatively impact our business, results of operations, cash flows, financial condition, and/or prospects. The extent of any potential impact is not yet determinable, however.

Risks Related to our Financial Position and Capital Needs

Our accountant has indicated doubt about our ability to continue as a going concern.

As of December 31, 2024, and 2023, the Company had $348,816 and $3,833,349 in cash, accumulated deficit of $115,090,347 and $65,480,715 and cash flow used in operations of $18,089,748 and $10,715,314, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report.

In connection with certain public and private offerings (the “Financing”), the Company offered warrants as part of the Financing packages. During the year ended December 31, 2024, the Warrant Holders exercised a total of 2,996,127 warrants for shares of common stock for a total exercise price of $3,962,714 and during the year ended December 31, 2023, the Warrant Holders exercised a total of 10,266,845 warrants for shares of common stock for a total exercise price of $8,887,837. At December 31, 2024, the Company has 18,803,334 warrants outstanding at an average exercise price of $2.09. The Company expects, although there can be no assurance, that a majority of the outstanding warrants will be exercised in the near future.

The Company also holds 2,623,342 shares of SRM Entertainment, Inc. (Nasdaq: SRM) valued at $0.63 per share (as of December 31, 2024) and these shares are considered trading shares and are held as marketable securities on the balance sheet. These shares are not covered by an effective registration statement but may be sold subject to Rule 144.

At December 31, 2024, the Company had $348,816 in cash and the Company recognizes that it may need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that the Warrant Holders will exercise their warrants or additional financing will be available if needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may be forced to substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

At March 25, 2025, our officers and directors are the beneficial owners of approximately 14.7% our issued and outstanding voting securities. As a result, they possess significant influence over our elections and votes. As a result, their ownership and control may have the effect of facilitating and expediting a future change in control, merger, consolidation, takeover or other business combination, or encouraging a potential acquirer to make a tender offer. Their ownership and control may also have the effect of delaying, impeding, or preventing a future change in control, merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer.

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

ITEM 2. PROPERTIES

Currently, we do not own any real property. We rent office space at 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477 for $15,038 per month. The Company entered into the office lease effective July 1, 2021, which has a primary term of the lease of five years with one renewal option for an additional three years. As part of the Separation Agreement, Caring Brands, Inc. has agreed to assume to lease obligations upon it reaching certain milestones. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

On November 30, 2023, Intracoastal Capital, LLC (“Intracoastal”) filed a lawsuit against the Company in the New York County Supreme Court, alleging that (i) the Company is in breach of a common stock warrant issued to Intracoastal on or about July 26, 2021, and (ii) that the Company should be ordered by the court to deliver to Intracoastal 330,619 free trading shares of Company common stock (the “Intracoastal Litigation”). The Intracoastal Litigation seeks compensatory damages in an amount no less than $2 million, in addition to liquidated damages and attorney’s fees. On January 14, 2025, the Company settled all issues and claims relating to the Intracoastal Litigation pursuant to the terms of the Intracoastal Settlement Agreement. Under the Intracoastal Settlement Agreement, the Company agreed to issue to Intracoastal Capital the following: (i) the Intracoastal Settlement Shares and (ii) a settlement payment of $175,000. The number of Intracoastal Settlement Shares shall be the greater of the Initial Share Amount or the Adjusted Share Amount. The Intracoastal Settlement Agreement is filed herein as Exhibit 10.33.

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

On January 10, 2024, Bigger Capital Fund, L.P. (“Bigger Capital”), filed a lawsuit against the Company in the Supreme Court for the State of New York, Case No. 650148/2024 (the “Bigger Litigation”). The Litigation stemmed from the Company’s warrant to purchase 1,656,050 shares of Company common stock issued to Bigger Capital on July 20, 2021, and asserts causes of action for Breach of Contract, Specific Performance and Declaratory Relief. Pursuant to the Bigger Litigation, Bigger capital sought compensatory damages of $3 million, liquidated damages in an estimated amount of $4 million, specific performance, attorney’s fees and declaratory relief.

On January 20, 2025, the Company entered into the Bigger Settlement Agreement. In exchange for a resolution to all issues and claims that relate to the previously filed action against the Company in the Supreme Court of the State of New York, New York County, Index No. 65018/2024. Pursuant to the Bigger Settlement Agreement, the Company agreed to pay or issue to Bigger Capital the following: (i) pay Bigger Capital $375,000; (ii) issue a secured convertible note in the principal amount of $1.75 million maturing on December 31, 2026 (the “Secured Convertible Bigger Note”); (iii) a convertible note in the principal amount of $3.5 million maturing June 30, 2025 (the “Convertible Bigger Note,” and, together with the Secured Convertible Bigger Note, the “Bigger Notes”); and (iv) 5,332,889 shares of common stock issuable upon the exercise of common stock purchase warrants to purchase shares of common stock of the Company at an exercise price of $0.4348 per share (the “Bigger Warrants”). A significant shareholder of the Company and Bigger Capital entered into a voting agreement in favor of Bigger Capital in addition to the Bigger Settlement Agreement. The Bigger Settlement Agreement is filed herein as Exhibit 10.32. The Secured Convertible Bigger Note is filed herein as Exhibit 4.5 and the Convertible Bigger Note is filed herein as Exhibit 4.6.

On or about January 18, 2024, Alta Partners, LLC, (“Alta”) filed a lawsuit against the Company in the federal district court for the Southern District of New York, case captioned, Alta Partners, LLC v. Safety Shot, Inc. No. 24-cv-373 (S.D.N.Y.) (the “Litigation”). The Litigation stems from the Company’s warrant to purchase shares of Company common stock and asserts causes of action for Breach of Contract Breach of the Implied Covenant of Good Faith and Fair Dealing (in the alternative) and violation of Section 11 of the Securities Act of 1933. The Litigation seeks compensatory general and liquidated damages in an amount to be proven at trial. On or about January 29, 2025, the Company settled the Litigation by agreeing to pay $350,000 in exchange for a release of all claims by Alta.

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

Period	High	Low
2024 Fiscal Year:
Fourth Quarter Ended December 31, 2024	$1.35	$1.67
Third Quarter Ended September 30, 2024	$1.77	$1.55
Second Quarter Ended June 30, 2024	$2.46	$1.00
First Quarter Ended March 31, 2024	$4.05	$1.95

2023 Fiscal Year:
Fourth Quarter Ended December 31, 2023	$7.50	$1.04
Third Quarter Ended September 30, 2023	$1.58	$0.32
Second Quarter Ended June 30, 2023	$0.48	$0.27
First Quarter Ended March 31, 2023	$0.97	$0.28

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

As of March 30, 2025, there were 42 holders of record of our common stock, and no holders of record of our warrants.

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

Issuance of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2024 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

On July 31, 2023 and January 17, 2024, our Board of Directors and majority shareholders, respectively, approved the Safety Shot, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), to be administered by our Compensation Committee. Pursuant to the 2024 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2024 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of the grant. Pursuant to the 2024 Plan, a maximum of 15,000,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2023 Plan.

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

Our audited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annually report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annually report.

In this annually report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annually report and unless otherwise indicated, the terms “we”, “us”, “our”, “SHOT” and the “Company” mean Safety Shot, Inc.

Company Overview

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the functional beverage Safety Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its dietary supplement Safety Shot Beverage (the “Safety Shot Beverage”). Concurrently with the asset purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched its e- commerce sale of the Safety Shot Beverage in December 2023.

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

We maintain a diverse network of raw material suppliers integral to our production processes. Acquisition strategies encompass both direct procurement and collaborative efforts with our co-packers. The selection of suppliers is contingent upon various factors, including ingredient specificity, availability, and other essential considerations. Notably, these suppliers coincide with those currently providing materials to other facilities engaged in the manufacturing of drinks, powders, tablets, and capsules. Our roster of suppliers comprises reputable entities such as Jiaherb, Compound Solutions, Kyowa- Hakko, Mitsubishi Ingredients, Nura, Sensapure Flavors, Brenntag, E3 Ingredients, Ingredients Online, among others. This strategic alliance with established industry players underscores our commitment to sourcing high-quality raw materials essential for the production of our innovative product line. Furthermore, our approach to supplier relationships reflects a dedication to maintaining a seamless and reliable supply chain. We believe that this not only ensures the consistency of our current offerings but also positions us favorably for future developments. The Management believes that as we continue to expand our product portfolio, we believe that these partnerships with trusted suppliers play a pivotal role in upholding the standards that we expect of our brand.

As a result of recent changes to the laws governing CBD products, as well as the declining popularity of CBD products, the Company no longer markets or sells any CBD products. The Company hopes to find a suitor or partner to dispose of its CBD related assets but has not entered into any agreements to do so.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements for the year ended December 31, 2024 and 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight- line method and estimated useful lives ranging from one to twenty years. No significant residual value is estimated for intangible assets. We evaluate long- lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

Investments Held-to-Maturity

Investments that the Company’s management has the “positive intent and ability” to hold through maturity are classified and accounted for as hold-to-maturity investments (“HTM”). HTM investments are carried at amortized cost in the financial statements. For investments classified as HTM, no unrealized gains and losses will be recognized in financial statements.

Earnings (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. Warrants are not considered in the calculations for the years ended December 31, 2024 and 2023, as the impact of the potential common shares would be to decrease the loss per share.

	For the Years Ended December 31,
	2024	2023
Numerator:	(49,409,632)	(15,083,041)
Net (loss)

Deemed Dividend	(2,293,301)	-
Loss attributable to shareholders	$(51,702,933)	$(15,083,041)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	54.441,190	30,877,804
Denominator for diluted earnings per share	54,441,190	30,877,804

Basic (loss) per share	$(0.91)	$(0.49)
Diluted (loss) per share	$(0.91)	$(0.49)
Loss per share attributed to common shareholders	$(0.95)	-

Cash

We consider all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as December 31, 2024 and 2023.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2024 and 2023 and the cumulative translation gains and losses as of December 31, 2024 and 2023 were not material.

Accounts Receivable

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2024 and 2023, the Company recognized no allowance for doubtful collections.

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

The Company’s deferred tax asset at December 31, 2024 and 2023 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $14,660,582 and $8,658,484, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance of $14,660,582 and $8,658,484 for the years ended December 31, 2024 and 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $ 271,719 and $100,591 for the year ended December 31, 2024 and 2023, respectively.

Stock Based Compensation

We recognize compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant- date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. For options granted to employes, we use a plain vanilla Black-Scholes calculation to calculate fair value with standard market inputs.

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

Results of Operations

For the years ended December 31, 2024 and 2023

The following table provides selected financial data about us for the year ended December 31, 2024 and 2023, respectively.

	December 31, 2024	December 31, 2023
Sales	$701,967	$202,670
Cost of Sales	3,147,724	277,127
Gross Profit (Loss)	(2,445,757)	(74,457)

Total operating expenses	39,611,915	12,524,869
Other (income) expenses	6,354,158	2,222,187
Net Loss from continuing operations	$(48,411,830)	$(14,821,513)
Income (loss) from discontinued operations	(997,802)	(261,528)
Net Loss	$(49,409,632)	$(15,083,041)

Deemed Dividend	$(2,293,301)	-
Loss attributable to shareholders	$(51,702,933)	(15,083,041)

Revenues

We generated $701,967 in revenues for the year ended December 31, 2024 compared to $202,670 revenues for the year ended December 31, 2023. The increase is due to the Company the commencement of marketing and selling its Safety Shot beverage in December 2023.

Operating Expenses

We had total operating expenses of $39,611,915 for the year ended December 31, 2024 compared to $12,524,869 for the year ended December 31, 2023.

Operating expenses for the year ended December 31, 2024, totaled $39,611,915 and were in connection with our daily operations as follows: (i) marketing expenses of $7,038,078; (ii) research and development of $232,161 which included clinical trials; (iii) legal and professional expenses of $8,063,858 primarily for due diligence and legal work on a proposed merger and litigation along with corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent and utilities of $275,247; (v) depreciation and amortization of $428,827; (vi) general and administrative expenses of $3,117,507, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; and (vii) stock based compensation of $20,456,237 consisting of the fair value of stock issued in lieu of cash.

Operating expenses for the year ended December 31, 2023, totaled $12,524,869 and were in connection with our daily operations as follows: (i) marketing expenses of $566,666; (ii) research and development of $100,591 which included clinical trials; (iii) legal and professional expenses of

$4,856,586 primarily for due diligence and legal work on two proposed mergers and litigation along with corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent and utilities of $206,871; (v) depreciation and amortization of $215,175; (vi) general and administrative expenses of $4,296,899, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $2,082,081 consisting of the fair value of stock issued in lieu of cash and (viii) impairment of a $200,000 advance to an affiliate.

Other income and expense

Other income and expense for the year ended December 31, 2024, included realized gains of $1,193,666 on the sale of marketable securities and $862,407 of unrealized losses on unsold marketable securities, net interest expense of $118,325 and other income of $6,567,092.

Other income and expense for the year ended December 31, 2023, included realized gains of $244,504 on the sale of marketable securities and $1,511,488 of unrealized losses on unsold marketable securities, unrealized loss of $864,418 on equity investment, net interest expense of $114,093 and other income of $23,308.

Income and loss f rom discontinued operations

For the year ended December 31, 2024 and 2023, The Company had losses from discontinued operations of $997,802 and $261,528, respectively.

Income/Losses

Net losses were $49,409,632 and $15,083,041 for the years ended December 31, 2024 and 2023, respectively.

Deemed Dividend

In connection with the settlement with Bigger Capital, Company agreed to cancel 1,656,050 original warrants with an exercise price of $1.40 held by Bigger in exchange for 5,332,889 “exchange” warrants with an exercise price of $0.4348. The fair value of the exchange warrants is $2,732,329 which is offset by the fair value of the remaining life of the original warrant of $439,028 and is considered a deemed dividend attributable to the shareholders in the determination of earnings (loss) per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are not effective in reaching that level of assurance.

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

As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2024.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this Form 10-K are as follows:

Name	Age	Position(s)
John Gulyas	50	Chairman and Director
Danielle De Rosa	47	Chief Financial Officer
Jarrett Boon	54	Chief Executive Officer and Director
David Sandler	55	Chief Operating Officer
Jordan Schur	60	Director and President
Richard Pascucci	50	Director
Christopher Marc Melton	53	Director
David J. Long	46	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

John Gulyas, Chairman and Director, has served as one of our directors since July 2023. Mr. Gulyas has owned and operated multiple franchise brands over the last 13 years. Since 2015 John has been the owner and the CEO of 2v consulting LLC. Since February 2020 John has been working as the Founder and President of GBB Drink Lab, who is the world’s first rapid blood alcohol detoxification drink, and which was recently acquired by the Company. From October 2018 to September 2021, John worked as a vice president of franchise development at Vio Med Spa. He worked as site development coordinator at European Wax Center from June 2007 to March 2017.

Jarrett Boon, Chief Executive Officer and Director, has served as the director since October 2023 and was appointed as the Chief Executive Officer of the Company in February 2024. Mr. Boon was the Co-Founder and CEO of GBB Drink Lab, which developed Safety Shot Beverages, the first patented beverage on Earth that helps people feel better faster by reducing blood alcohol content and boosting clarity. Mr. Boon has over 30 years of experience building successful businesses from creation to exit. He was one of the original thought leaders and investors in LifeLock, a leading identity protection provider, where he applied his expertise in sales, marketing, and strategic business development to grow LifeLock to $500 million in revenue. LifeLock went public in 2012 and was subsequently acquired by Symantec in 2016 for $2.3 billion. Prior to LifeLock, Mr. Boon founded SW Promotions, a marketing and advertising company. SW Promotions and its 400 employees were acquired by one of its publicly traded partners.

Jordan Schur, Director and President, has served as Director and President of the Company since March of 2024. In 2006, He has worked as the Chief Executive Officer and Chairman of Suretone Entertainment Group since 2006, as well as the Chief Executive Officer of Mimram Shur Pictures. Mr. Schur has held influential positions at various studios and record companies, overseeing artists like Snoop Dogg, Nirvana and Guns and Roses. His achievements include re-launching Geffen Records and boosting its revenue to over $1 billion, as well as founding the successful Flip Records. In the film sector, Mr. Schur co-founded Mimran Schur Pictures and Suretone Pictures, producing notable films such as “Warrior,” which earned an Academy Award nomination, and “Stone.” His entrepreneurial ventures also include Suretone Entertainment, which encompasses record labels and management companies that have made significant cultural impacts.

In addition, Mr. Schur co-founded film production company Mimran Schur Pictures in 2007. Mr. Schur worked as the President of Geffen Records/UMG from January 1999 to June of 2007. Under Mr. Schur’s oversight, Geffen Records achieved over $1 billion in revenue while becoming a consistent global market share leader for Universal Music Group. Mr. Schur has a Bachelor of Arts degree from Boston College.

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

David Long, Director, has served as one of our directors since March 2024. Mr. Long has over 20 years of experience in leading and increasing growth for companies in the fitness and wellness industries. Since January 2010 Mr. Long has served as the CEO and the Co-Founder of Orangetheory Fitness Corporate. From June 2008 to June 2007 Mr. Long served as the Developer and Owner of European Wax Center. Mr. Long has a Bachelor’s degree in Health Science, Physical Therapy, and International Business from University of Florida and an MBA from University of Florida

David Sandler, Chief Operating Officer, has more than 30 years’ experience in the nutrition and health industry developing, building and managing high-growth, results-oriented projects. David is the founder of StrengthPro Inc., a consulting firm specializing specific areas of health, fitness, nutrition, and supplement ratio. David has been working as the president of Strengthpro since January 2021. Since May 2019 David has been serving as chief operations officer at Elite Beverage. From October 2016 to October 2019, David served as the chief operations officer at ProSupps USA, LLC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2024.

Board Composition

Director Independence

Our business and affairs are managed under the direction of our Board, which consist of six members. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors, subject to certain exceptions. In addition, Nasdaq rules require that each member of a listed company’s audit, compensation and nominating and governance committees be independent, subject to certain phase-ins for newly- public companies. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Messrs. Melton, Pascucci, and Long do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

In making this determination, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non- employee director.

Board Diversity

The table below provides certain information regarding the diversity of our board of directors as the date of this annual report.

Board Diversity Matrix
Country of Principal Executive Offices:	United States
Foreign Private Issuer	No
Disclosure Prohibited under Home Country Law	N/A
Total Number of Directors	6

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		6
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	N/A
LGBTQ+
Did Not Disclose Demographic Background

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

Audit Committee

Our audit committee consists of Messrs. Melton, Pascucci and Long, with Mr. Melton serving as the chairman. Our Board has determined that Mr. Melton is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

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

Compensation Committee

Our compensation committee consists of Messrs. Melton, Pascucci and Long with Mr. Long serving as the chairman. The functions of the compensation committee will include:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Melton, Pascucci and Long with Mr. Pascucci serving as the chairman. The functions of the nominating and governance committee will include:

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

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the Insider Trading Policy has been filed herewith, as exhibit 19.1.

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

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

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

Section 16(a) Beneficial Ownership Compliance

Based solely upon a review of copies of such forms filed on Forms 3, 4 and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, except Messrs. David Long, Richard Pascucci, Danielle De Rosa and David Sandler did not file Form 3s upon their employment or appointment to the Board and the Company, as applicable.

ITEM 11. EXECUTIVE COMPENSATION

Our principal executive officer and our two other most highly compensated executive officers during the fiscal years indicated below.

Current Officers and Directors Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total Compensation ($)
Jarrett Boon(1)(5)
Chief Executive Officer	2024		$150,000	$			$-		$1,504,454		$25,000		$1,679,454

Jordan Schur(2)
President	2024		$245,000		$-		$810,833-		$-		$-		$1,055,833

John Gulyas(3)(5)
Chairman of the Board	2024		$-		$-		$-		$1,504,454		$25,000		$1,529,454

Danielle DeRosa(4)
Chief Financial Officer	2024		$145,833		$-		$-		$214,814		$-		$360,647

David Sandler(8)
Chief Operating Officer	2024	$		$		$		$		$		$

1.	Mr. Boon has served as Chief Executive Officer since February 2024 and served as a Director since October 2023.
2.	Mr. Schur has served as President and Director since March 2024.
3.	Mr. Gulyas has served as a Director since July 2023.
4.	Ms. DeRosa has served as Chief Financial Officer since April 2024.
5.	Mr. Boon and Mr. Gulyas were each paid $25,000 in Director fees during 2024.
6.	Option Rewards represents the fair value of the options granted during the period calculated using the Black-Scholes formula.
7.	Stock Awards are valued using the market price on the date of grant.
8.	Mr. Sandler has served as Chief Operating Officer since March 2024.

Former Officers and Directors Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)(4)	Total Compensation ($)
Brian S. John(1)(3)
Former Chief Executive Officer	2023	$293,958	$159,000	$-	$		$25,000	$477,958

Dr. Glynn Wilson(2)
Former Chairman of the Board and Chief Science Officer	2023	$179,375	$-	$-	$		$25,000	$204375

Markita Russell			-	-		-	-	-
Former Chief Financial Officer	2023	$93,750	$-	$-		$-	$-	$93,750

1.	Mr. John was appointed as Chief Executive Officer on October 28, 2018 and resigned from his position on February 28, 2024.
2.	Dr. Wilson was appointed as a director in November 2018 and as Chairman on October 15, 2019 and resigned from his position on February 28, 2024.
3.	Mr. John’s employment agreement called for a bonus on investments made by the Company. In 2023, Mr. John received 267,500 shares of restricted Chijet Motor Company common stock from the Company’s SPAC transaction and 500,000 restricted shares of SRM Entertainment Inc. related to the sale of SRM Entertainment Ltd.
4.	Mr. John and Dr. Wilson were each paid $25,000 in Director fees during 2023.

Employment Agreements with Named Officers

John Gulyas Employment Agreement

On December 16, 2024, the Company entered into an employment agreement (“Gulyas Agreement”) with John Gulyas, pursuant to which Mr. Gulyas will serve as the Company’s Executive Chairman of the Board of Directors. The Agreement provides for (A) a $300,000 annual base salary paid in equal installments on the Company’s regular pay dates no less frequently than bi-monthly, (B) a restricted stock award of 1,000,000 shares of Company’s common stock fully vested as of the date therein, an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $500,000 for Q1 and Q2 of 2025, (D) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $1,000,000 for Q3 and Q4 of 2025, and (E) other customary employee benefits. On or about March 3, 2025, the Company amended the Gulyas Agreement by changing Section 5. b. to read, Restricted Stock. As part of his employment, Employee shall receive a grant of 1,000,000 shares of Company restricted common stock (the “RSUs”) as compensation for work performed in 2025 and 2026. The 1,000,000 RSUs will start vesting on April 1, 2025, in quarterly increments over the following year as follows: 250,000 will vest on July 1, 2025; 250,000 will vest on October 1, 2025; 250,000 will vest on January 1, 2026, and 250,000 will vest on April 1, 2026.

The Gulyas Agreement is filed herein as Exhibit 10.44.

Jordon Schur Employment Agreement

On December 16, 2024, the Company entered into an employment agreement with Jordon Schur (the “Schur Agreement”), pursuant to which Mr. Schur will serve as the Company’s President. The Agreement provides for (A) a $300,000 annual base salary paid in equal installments on the Company’s regular pay dates no less frequently than bi-monthly, (B) a restricted stock award of 1,000,000 shares of Company’s common stock fully vested as of the date therein, (C) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $500,000 for Q1 and Q2 of 2025, (D) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $1,000,000 for Q3 and Q4 of 2025, and (E) other customary employee benefits. On or about March 3, 2025, the Company amended the Schur Agreement by changing Section 5. b. to read, Restricted Stock. As part of his employment, Employee shall receive a grant of 1,000,000 shares of Company restricted common stock (the “RSUs”) as compensation for work performed in 2025 and 2026. The 1,000,000 RSUs will start vesting on April 1, 2025, in quarterly increments over the following year as follows: 250,000 will vest on July 1, 2025; 250,000 will vest on October 1, 2025; 250,000 will vest on January 1, 2026, and 250,000 will vest on April 1, 2026.

The Schur Agreement is filed as Exhibit 10.45.

Jarrett Boon Employment Agreement

On December 16, 2024, the Company entered into an employment agreement with Jarrett Boon (the “Boon Agreement”), pursuant to which Mr. Boon will serve as the Company’s Chief Executive Officer.

The Boon Agreement provides for (A) a $300,000 annual base salary paid in equal installments on the Company’s regular pay dates no less frequently than bi-monthly, (B) a restricted stock award of 1,000,000 shares of Company’s common stock fully vested as of the date therein, (C) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $500,000 for Q1 and Q2 of 2025, (D) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $1,000,000 for Q3 and Q4 of 2025, and (E) other customary employee benefits. On or about March 3, 2025, the Company amended the Boon Agreement by changing Section 5. b. to read, Restricted Stock. As part of his employment, Employee shall receive a grant of 1,000,000 shares of Company restricted common stock (the “RSUs”) as compensation for work performed in 2025 and 2026. The 1,000,000 RSUs will start vesting on April 1, 2025, in quarterly increments over the following year as follows: 250,000 will vest on July 1, 2025; 250,000 will vest on October 1, 2025; 250,000 will vest on January 1, 2026, and 250,000 will vest on April 1, 2026.

The Boon Agreement is filed as Exhibit 10.46.

Danielle DeRosa Employment Agreement

On April 22, 2024, the Company entered into an employment agreement with Danielle DeRosa (the “DeRosa Employment Agreement”), pursuant to which Ms. DeRosa will serve as the Company’s Chief Financial Officer. As consideration for her services, the Company will pay Ms. DeRosa a salary of $250,000 per annum, which salary is payable bi-monthly. Subject to suitable business conditions, Ms. DeRosa may receive a 5% pay increase payable to her at each one-year anniversary from the commencement of the DeRosa Employment Agreement. The Company will also award 200,000 stock options to Ms. DeRosa, granted at a strike price equal to the closing market price on the date that Ms. DeRosa first starts to work for the Company as an independent consultant. These stock options will vest on a quarterly basis, in equal installments over three years. The stock options will terminate on the fifth-year anniversary of their date of issuance.

The DeRosa Employment Agreement is filed as Exhibit 10.47.

Employment Agreements with Senior Management

Stock Incentive Plan

On January 17, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity-linked awards to officers, directors, consultants and others and on July 31, 2024, the Shareholders ratified the 2024 Plan. . The 2024 Equity Incentive Plan was adopted as a means to offer incentives and attract, motivate and retain and reward persons eligible to participate in the 2024 Plan.

Summary of 2024 Equity Incentive Plan

Administration.

The Board of Directors has the sole authority to grant options or restricted stock. The authority to manage the operation of and administer the Plan shall be vested in the Compensation Committee. The Committee shall consist of two or more directors who are (i) “Independent Directors” (as such term is defined under the rules of the NASDAQ Stock Market) and (ii) “Non-Employee Directors” (as such term is defined in Rule 16b-3), which shall serve at the pleasure of the Board. The Board or the Committee administering the plan shall have full power and authority to designate recipients of options and restricted stock, and to determine the terms and conditions of the respective option and restricted stock agreements (which need not be identical) and to interpret the provisions and supervise the administration of the Plan.

Eligibility.

The persons eligible for participation in the 2024 Equity Incentive Plan as recipients of options or restricted stock shall include directors, officers and employees of, and consultants and advisors to, the Company or any Subsidiary; provided that incentive options may only be granted to employees of the Company and any Subsidiary.

Awards.

A maximum of 15,000,000 shares of the Company’s common stock, par value $0.001 per share shall be subject to the Plan. The shares of common stock subject to the Plan shall consist of unissued shares, treasury shares or previously issued shares held by any Subsidiary of the Company, and such number of shares of common stock shall be and is hereby reserved for such purpose.

Options.

The purchase price of each share of common stock purchasable under an incentive option shall be determined by the Committee at the time of grant but shall not be less than 100% of the Fair Market Value of such share of common stock on the date the option is granted.

The term of each option shall be fixed by the Committee, but no option shall be exercisable more than ten years after the date such option is granted and in the case of an incentive option granted to an optionee who, at the time such incentive option is granted, owns (within the meaning of Section 424(d) of the code) more than 10% of the total combined voting power of all classes of stock of the company or of any subsidiary, no such incentive option shall be exercisable more than five years after the date such incentive option is granted

Change of Control.

Upon the occurrence of a change in control the Committee may accelerate the vesting of outstanding restricted stock, in whole or in part, as determined by the Committee, in its sole discretion.

Outstanding Equity Awards at Fiscal Year-End

The were no equity awards outstanding as of December 31,2024.

Director Compensation

The following table sets forth the amounts paid to Directors during the years ended December 31, 2024 and 2023.

Directors	2024	2023
John Gulyas	$25,000	-
Jarrett Boon	$25,000	-
Jordan Schur	$25,000	-
Richard Pascucci	$25,000	-
Christopher Marc Melton	$25,000	-
David J. Long	$25,000	-

Brian John (former)		$25,000
Dr. Skender Fani (former)		$25,000
Glynn Wilson (former)		$25,000
Hector Alila (former)		$25,000
Nancy Torres (former)		$25,000
Christopher Melton		$25,000
Gary Herman (former)		$25,000
		$175,000

Agreements with Directors

Chris Melton

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

David J. Long

On March 11, 2024 (the “Long Execution Date”), we entered into an independent director’s agreement with David Long, pursuant to which Mr. Long shall serve as one of our directors and our Audit Committee, Compensation Committee, and Nominating Committee (the “Long Agreement”). Pursuant to the Long Agreement, we shall pay Mr. Long $25,000 per annum. Additionally, we shall issue to Mr. Long an option to purchase 50,000 shares of our common stock on the Long Execution Date and for each additional year Mr. Long serves as a director (the “Long Options”). The Long Options shall have a three (3) year term and an exercise price equal to the market price per share of the Company common stock as of the date of the Long Agreement and shall be issued on each anniversary date of his election.

Richard Pascucci

On December 5, 2023 (the “Pascucci Execution Date”), we entered into an independent director’s agreement with Richard Pascucci, pursuant to which Mr. Pascucci shall serve as one of our directors and our Audit Committee, Compensation Committee, and Nominating Committee (the “Pascucci Agreement”). Pursuant to the Pascucci Agreement, we shall pay Mr. Pascucci $25,000 per annum. Additionally, we shall issue to Mr. Pascucci an option to purchase 50,000 shares of our common stock on the Pascucci Execution Date and for each additional year Mr. Pascucci serves as a director (the “Pascucci Options”). The Pascucci Options shall have a three (3) year term and an exercise price equal to the market price per share of the Company common stock as of the date of the Pascucci Agreement and shall be issued on each anniversary date of his election.

On March 7, 2024, the Company entered into a director’s agreement with Mr. Schur (the “Schur Agreement”). Pursuant to the Schur Agreement, Mr. Schur is entitled to an annual salary of $25,000 per-annum, payable bi-monthly, and option to purchase 50,000 shares of common stock for each year he serves as a member of the Board, with an exercise price of the current market price of the Company’s common stock at time of issuance. The options shall expire 3 years after the date of issuance and shall be subject to the terms and conditions of the stock award agreement to be entered into by and between the Company and Mr. Schur.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group beneficially owning more than 5% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of March xx, 2025. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Safety Shot, Inc., 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477.

The beneficial ownership of shares of common stock is calculated based on 86,683,391 shares of common stock, which includes 12,268,507 shares of Common Stock issued and outstanding, stock options of 8,861,000 held by beneficial owners and warrants of 3,370,787 held by a beneficial owner as of March 25, 2025.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Directors and Officers:

Jordan Schur(1) Director	1,550,000	1.79%

Danielle De Rosa (2) Chief Financial Officer	200,000	0.23%

Jarrett Boon (3) Chief Executive Officer	4,917,000	5.67%

John Gulyas (4) Chairman and Director	4,867,667	5.62%

Richard Pascucci (5) Director	120,000	0.14%

Christopher Melton (6) Director	141,000	0.16%

David J. Long(7) Director	150,000	0.17%

David Sandler(8) Chief Operating Officer	750,000	0.87%

All officers and directors (9 persons)	12,695,667	14.65%

(1)	Includes 1,050,000 shares issuable upon exercise of options.
(2)	Includes 200,000 shares issuable upon exercise of options.
(3)	Includes 3,250,000 shares issuable upon exercise of options.
(4)	Includes 3,200,000 shares issuable upon exercise of options.
(5)	Includes 120,000 shares issuable upon exercise of options.
(6)	Includes 141,000 shares issuable upon exercise of options.
(7)	Includes 150,000 shares issuable upon exercise of options
(8)	Includes 750,000 shares issuable upon exercise of options

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees totaling $65,000 and $90,000 were paid to M&K CPAS during the year ended December 31, 2024 and 2023, respectively.

No other fees were paid to M&K CPAS.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description

(a)	Exhibits.
1.1	Form of Underwriting Agreement, incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.1 to Jupiter Wellness, Inc.’s Form 1-A filed with the Securities and Exchange Commission on June 21, 2019.
3.2	Bylaws, incorporated herein by reference to Exhibit 2.2 to Jupiter Wellness, Inc.’s Form 1-A filed with the Securities and Exchange Commission on June 21, 2019.
3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
3.4	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
3.5	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
4.1	Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
4.2	Representative’s Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
4.3	Form of Warrant included in Unit, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
4.4	Form of Warrant Agent Agreement, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.1	Common Stock and Warrant Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.2	Independent Director’s Contract between the Company and Dr. Hector Alila, dated February 25, 2019, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.3	Independent Director’s Contract between the Company and Timothy G. Gly nn, dated March 13, 2019, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.4	Independent Director’s Contract between the Company and Christopher Melton, dated July 29, 2019, incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement filed with the SEC on July 14, 2020).
10.5	Employment Agreement with Douglas O. McKinnon, dated August 5, 2019, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed with the SEC on July 14, 2020).
10.6	Form of Regulation A Subscription Agreement, incorporated herein by reference to Exhibit 4.1 to Jupiter Wellness, Inc.’s Form 1-A/A filed with the Securities and Exchange Commission on August 19, 2019.

10.7	Employment Agreement with Dr. Gly nn Wilson, dated October 15, 2019, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.8	Employment Agreement with Brian John, dated February 1, 2020, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.9	Employment Agreement with Richard Miller, dated February 1, 2020, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.10	2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.11	Confidential Membership Interest Purchase Agreement dated February 20, 2020 by and between Jupiter Wellness, Inc., Magical Beasts LLC. and Krista Whitley , incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.12	Sales Distribution Agreement dated February 20, 2020 between Jupiter Wellness Inc. and Ay ako Holdings, Inc., incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed with the SEC on June 17, 2020.
10.13	Distribution Agreement, dated November 5, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2020.
10.14	Endorsement Agreement, dated November 10, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2020.
10.15	Share Exchange Agreement, dated November 30, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 3, 2020.
10.16	Independent Director’s Agreement, dated January 20, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2021.
10.17	Omnibus Amendment dated January 25, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2021.
10.18	First Amendment to Common Stock Option Agreement dated January 25, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2021.
10.19	Employment Agreement dated as of January 20, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2021.
10.20	License and Purchase Agreement by and between Safety Shot Inc. and Elite Health Partners dated February 21, 2024, incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2024.
10.21	Transition Advisory Agreement between the Company and Brian John dated March 1, 2024, incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Current Report Form 8-K, filed with the SEC on March 1, 2024.
10.22	Omnibus Agreement between the Company and Brian John and Dr. Glynn Wilson dated March 1, 2024, incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Current Report Form 8-K, filed with the SEC on March 1, 2024.
10.23	Director Agreement between the Company and Jordan Schur dated March 13, 2024, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on March 13, 2024.
10.24	Independent Director Agreement between the Company and David Long dated March 11, 2024, incorporated by reference to Exhibit 10.2 on Current Report Form 8-K, filed with the SEC on March 13, 2024.
10.25	Employment Agreement between the Company and Jordan Schur dated March 13, 2024, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on March 13, 2024.
10.26	Securities Purchase Agreement dated April 4, 2024, incorporated by reference to Exhibit 10.01 on Current Report Form 8-K, filed with the SEC on April 5, 2024.
10.27	Registration Rights Agreement dated April 4, 2024, incorporated by reference to Exhibit 10.02 on Current Report Form 8-K, filed with the SEC on April 5, 2024.
10.28	Employment Agreement between Danielle De Rosa and the Company dated April 22, 2025, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on April 26, 2024.
10.29	Option Agreement between Danielle De Rosa and the Company dated April 22, 2025, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on April 26, 2024.
10.30	Securities Purchase Agreement between the Company and Jordan Schur dated June 27, 2024, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on June 27, 2024.
10.31	Securities Purchase Agreement between the Company and Jordan Schur dated August 30, 2024, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on September 5, 2024.
10.32	Form of Common Stock Warrant, incorporated by reference to Exhibit 10.2 on Current Report Form 8-K, filed with the SEC on September 5, 2024.
10.33	Securities Purchase Agreement between the Company and an accredited investor dated September 24, 2024, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on September 24, 2024.
10.34	Consulting Agreement between the Company and Cor 4 Capital Corp., dated September 23, 2024, incorporated by reference to Exhibit 10.2 on Current Report Form 8-K, filed with the SEC on September 24, 2024.
10.35	Form of Separation and Exchange Agreement between the Company and Caring Brands, Inc. dated September 24, 2024, incorporated by reference to exhibit 10.3 of the Company’s Current Report Form 8-K, filed with the SEC on September 24, 2024.
10.36	Equity Disbursement Agreement dated December 6, 2024, incorporated by reference to exhibit 10.1 of the Company’s Current Report Form 8-K, filed with the SEC on September 24, 2024
10.37	Employment Agreement between the Company and John Gulyas incorporated by reference to exhibit 10.1 of the Company’s Current Report Form 8-K, filed with the SEC on December 16, 2024
10.38	Employment Agreement between the Company and Jordan Schur incorporated by reference to exhibit 10.2 of the Company’s Current Report Form 8-K, filed with the SEC on December 16, 2024
10.39	Employment Agreement between the Company and Jarrett Boon incorporated by reference to exhibit 10.3 of the Company’s Current Report Form 8-K, filed with the SEC on December 16, 2024
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
14.2	Corporate Governance Guidelines, incorporated by reference to Exhibit 14.2 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant
23.1*	Consent of M&K CPAS
31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Claw Back Policy

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March 28, 2025.

SAFETY SHOT, INC

By:	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jarrett Boon	Director and Chief Executive Officer (principal executive officer)	March 28, 2025
Jarrett Boon

/s/ Danielle De Rosa	Chief Financial Officer (principal financial and accounting officer)	March 28, 2025
Danielle De Rosa

/s/ David Sandler	Chief Operating Officer	March 28, 2025
David Sandler

/s/ John Gulyas	Chairman	March 28, 2025
John Gulyas

/s/ Christopher Marc Melton	Director	March 28, 2025
Christopher Marc Melton

/s/ Jordan Schur	Director and President	March 28, 2025
Jordan Schur

/s/ Richard Pascucci	Director	March 28, 2025
Richard Pascucci

/s/ David Long	Director	March 28, 2025
David Long

SAFETY SHOT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Safety Shot, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Safety Shot, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its cash flows for the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audits Matter

The critical audit matter communicated below are matter arising from the current period audits of the consolidated financial statements that were communicated or required to be communicated to the audits committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating he critical audits matter below, providing separate opinions on the critical audits matter or on the accounts or disclosures to which they relate.

Evaluation of Intangible Assets

As discussed in Note 2 and 8 to the consolidated financial statements, the Company acquired intangible assets through an asset purchase agreement in 2023. At each reporting period, certain intangible assets are required to be assessed annually for impairment based on the facts and circumstances at that time. Auditing management’s evaluation of intangible assets can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not easily able to be substantiated.

Given these factors and due to significant judgements made by management, the related audit effort in evaluating management’s judgments in evaluation of intangible assets required a high degree of auditor judgment.

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine the impairment evaluation of intangible assets.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2019.

The Woodlands, Texas

March 28, 2025

Safety Shot, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023
Assets
Cash	$348,816	$3,833,349
Marketable Securities	54,720	842,976
Inventory	233,510	795,824
Accounts and other receivables	283,561	5,585
Prepaid expenses and deposits	920,189	1,469,733
Investment in Yerbae Brands	225,000	-
Investment in SRM & Affiliates	3,000	657,183
Other current assets	-	86,174
Note Receivable	511,557	-
Total current assets	2,580,353	7,690,824

Right of Use assets	299,722	479,027
Intangible assets, net of amortization	4,364,321	4,511,057
Fixed assets, net of depreciation	94,007	28,272
Total assets	$7,338,403	$12,709,180

Liabilities and Shareholders’ Equity
Accounts payable	$2,218,810	$1,493,809
Convertible notes	5,250,000	1,500,000
Current portion of lease liability	212,964	214,752
Accrued expenses	1,433,245	269,152
Accrued liabilities	234,360	60,450
Covid-19 SBA Loan	47,928	48,974
Total current liabilities	9,397,307	3,587,137

Long-term portion lease liability	114,148	304,907
Total liabilities	9,511,455	3,892,044

Preferred stock, $0.001 par value, 100,000 shares authorized, of which none are issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, of which 62,640,314 and 45,634,154 shares were issued and outstanding as of December 31, 2024 and 2023	62,640	45,634
Additional paid-in capital	110,856,719	73,726,987
Common stock payable	1,997,936	725,230
Accumulated deficits	(115,090,347)	(65,680,715)
Total Shareholders’ Equity (Deficit)	(2,173,052)	8,817,136

Total Liabilities and Shareholders’ Equity	$7,338,403	$12,709,180

The accompanying notes are an integral part of these financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Consolidated Statement of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023
Revenue
Sales	$701,967	$202,670
Cost of Sales	3,147,724	277,127
Gross profit (loss) from continuing operations	(2,445,757)	(74,457)

Operating expense
General and administrative expenses	39,611,915	12,524,869
Total operating expenses	39,611,915	12,524,869

Other income / (expense)
Interest income	57,602	57,340
Interest expense	(175,927)	(171,433)
Other income / (expense)	(5,373,426)	(1,243,676)
Unrecognized gain / (loss) on equity investment	(862,407)	(864,418)
Total other income (expense)	(6,354,158)	(2,222,187)

Net (loss) from continuing operations	$(48,411,830)	$(14,821,513)

Income (loss) from discontinued operations	(997,802)	(261,528)

Net (loss)	$(49,409,632)	$(15,083,041)

Deemed Dividend	(2,293,301)	-
Loss attributable to shareholders	$(51,702,933)	(15,083,041)
Net (loss) per share:
Basic	$(0.91)	$(0.49)
Diluted	$(0.91)	$(0.49)
Loss per share attributed to common shareholders	$(0.95)	$-

Weighted average number of shares
Basic	54,441,190	30,877,804
Diluted	54,441,190	30,877,804

The accompanying notes are an integral part of these financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Treasury Shares		Common Stock		Common Stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Payable	In Capital	Deficits	Total
Balance December 31, 2022	-	-	22,338,888	$22,339	$477,000	$53,763,929	$(50,597,674)	$3,665,594
Shares issued in Public Offering	-	-	4,315,787	4,316	-	3,446,359	-	3,450,675
Shares issued -payable for services	-	-	1,675,000	1,675	-	676,259	-	677,925
Shares issued for services and stock payable	-	-	300,000	300	248,230	191,700	-	440,230
Purchase of intangible asset	-	-	5,000,000	5,000	-	2,463,500	-	2,468,500
Warrant conversions related to offerings	-	-	10,266,845	10,267	-	8,877,570	-	8,887,837
Warrant conversions related to promissory notes	-	-	1,200,000	1,200	-	1,117,200	-	1,118,400
Deconsolidation of SRM Entertainment and change to equity method of accounting	-	-	-	-	-	551,757	-	551,757
Fair value of price reduction on conversion price for notes and warrants	-	-	-	-	-	1,120,333	-	1,120,333
Fair value of options granted to employees	-	-	-	-	-	39,444	-	39,444
Fair value of warrants granted for services	-	-	-	-	-	364,960	-	364,960
Promissory note conversion	-	-	537,634	537	-	499,463	-	500,000
Fair value of warrants granted for services	-	-	-	-	-	545,703	-	545,703
Fair value of options granted for services	-	-	-	-	-	68,819	-	68,819
Net Loss	-	-	-	-	-	-	(15,083,041)	(15,083,041)
Balance December 31, 2023	-	-	45,634,154	$45,634	$725,230	$73,726,987	$(65,680,715)	$8,817,136
Shares issued in Private Placements for cash	-	-	8,130,837	8,131	-	10,617,388	-	10,625,519

Shares issued for services	-	-	2,727,436	2,727	642,750	3,431,573	-	4,077,050
Shares issued -payable for settlement	-	-		-	875,000	-	-	875,000
Shares issued for employee bonus	-	-	750,000	750	-	1,042,500	-	1,043,250
Shares issued for option exercises	-	-	153,000	153	-	75,847	-	76,000
Shares issued for Warrant conversions	-	-	2,996,127	2,996	-	3,959,718	-	3,962,714
Deconsolidation of Caring Brands						943,722		943,722
Shares issued from Stock in connection with extinguishment of convertible notes	-	-	2,248,760	2,249	(245,044)	2,045,229	-	1,802,434
Fair value of options granted	-	-	-	-	-	15,013,755	-	15,013,755
Issuance of Warrants	-	-	-	-	-	2,293,301	-	2,293,300
Deemed Dividends	-	-	-	-	-	(2,293,301)	-	(2,293,300)
Net Loss	-	-	-	-	-	-	(49,409,632)	(49,409,632)
Balance December 31, 2024	-	-	62,640,314	$62,640	$1,997,936	$110,856,719	$(115,090,347)	$(2,173,052)

The accompanying notes are an integral part of these financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023
Cash flows from continuing operating activities:
Net (loss)	$(48,411,830)	$(14,821,513)
Depreciation & Amortization	428,828	214,142
Gain on sale of fixed assets	-	(23,308)
Fair value of stock-based compensation	5,120,300	1,118,155
Fair value of options issued for services	15,013,755	108,263
Fair value of warrants issued for services	-	910,663
Fair value of shares issued from Convertible note extinguishment	(84,219)	1,120,333
Unrealized loss on equity investment	599,155	864,418
Realized gain/loss on sale of marketable securities	269,723	(238,834)
Unrealized loss on marketable securities	101,088	1,511,488
Bad debt expense	89,328	7,022
Gain on sale of SRM stock	(431,972)	-
Accrued losses on settlements	7,389,092	-
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	635,718	(1,045,861)
Right of Entry asset	179,305	164,950
Accounts receivable	(367,304)	367,024
Inventory	562,314	(608,004)
Other assets	-	(86,174
Accounts payable	725,001	(255,750)
Accrued expenses	284,517	141,842
Lease liability	(192,547)	(164,170)
Net cash (used in) continuing operating activities	(18,089,748)	(10,715,314)

Cash flows from discontinued operating activities:
Income (loss) from discontinued operations	(997,802)	(261,528)
Reclassification of assets and liabilities to held for sale	-	863,065
Cash provided from discontinued operations	(997,802)	601,537

Cash flows from investing activities:
Cash paid for purchase of assets	(87,162)	(106,153)
Cash paid for investment	(739,557)	-
Cash paid for marketable securities	-	(545,130)
Cash paid for purchase of intangible assets	-	(2,200,000)
Cash paid for SRM Inc.	-	(390,478)
Cash received from SRM Ltd. loan repayment	-	1,534,814
Cash received for sale of marketable securities	490,000	869,834
Net change to value of marketable securities	-	467,966
Cash paid for intangible assets	417,445	-
Purchase of equipment	(85,665)	-
Proceeds from sale of assets	-	39,100
Net cash (used in) investing activities	(4,939)	(330,047)

Cash flows from financing activities:
Cash received upon exercise of options	76,000	-
Cash received upon warrant conversions	3,962,714	13,456,912
Deconsolidation of subsidiary	943,722	-
Shares issued for private placements	10,625,519	-
Loans to affiliates	-	(699,952)
Borrowings on debt	-	199,097
Payments on debt	-	(156,436)
Net cash (used in) provided by financing activities	15,607,955	12,799,621

Net increase (decrease) in cash and cash equivalents	(3,484,534)	2,355,797

Cash and cash equivalents at the beginning of the period	3,833,349	1,477,552

Cash and cash equivalents at the end of the period	$348,816	$3,833,349

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash items:
Reclassification of Held to Maturity investments to Marketable Securities	$-	$3,417,100
Shares issued from stock payable for services	$113,500	$192,000
Shares issued for GBB asset purchase	$175,000	$2,468,500
Reclassification for SRM Ltd deconsolidation	$-	$146,800
Conversion of promissory note for common stock	$1,542,457	$500,000
Common stock issued from stock payable on extinguishment of debt	$245,044	-
Common stock issued from stock payable on convertible note	$344,196	$-

The accompanying notes are an integral part of these financial statements.

Safety Shot, Inc.

(Formerly known as Jupiter Wellness, Inc.)

Notes to Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Safety Shot has a well-established clinical development infrastructure and fits within the Company’s existing over-the-counter health and wellness products. The Company will continue its current products line as an operating division and is committed to supporting health and wellness by developing innovative solutions to a range of conditions. We take pride in our research and development of over-the-counter (OTC) products and intellectual property, which aim to address some of the most prevalent health and wellness concerns today. Our product pipeline includes a diverse range of products, such as hair loss treatments, eczema creams, vitiligo solutions, and sexual wellness products, that cater to different health and wellness needs. We are dedicated to staying up-to-date with the latest scientific research and technology, ensuring that our products are effective, safe, and meet the highest industry standards.

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

We generate revenue through various channels, including the sales of our OTC and consumer products. Our products are available through various retailers and e-commerce platforms, making them accessible to a broad customer base. Additionally, we collaborate with other companies to license our intellectual property, creating additional revenue streams and expanding our global presence.

Segment Reporting

The Company operates as a single reportable segment. The Chief Operating Decision Maker (CODM) (our CEO, Jarrett Boon) reviews the financial performance of the company on a consolidated basis and makes decisions regarding resource allocation at that level. As a result, the company has determined that it operates in a single operating segment in accordance with Accounting Standards Codification (ASC) 280, Segment Reporting. The company’s product is a dietary drink supplement. Revenues from external customers are derived from e-commerce, distributors, and direct to retail consumers. The company only operates in the United States.

Going Concern Consideration

As of December 31, 2024 and 2023, the Company had accumulated deficits of $115,090,347 and $65,680,715, respectively, and cash flow used in operations of $18,089,748 and $10,715,314 for the years ended December 31, 2024 and 2023. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At December 31, 2024 and 2023, the Company had $348,816 and $3,833,349, respectively, in cash and working capital of a negative $6,816,953 and a positive $4,303,687, respectively. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

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

Effective September 24, 2024, the Company sold Caring Brands Inc., (“CBI”) a wholly owned subsidiary. Financial statements preceding the effective date of the sale have been reclassified to reflect the respective CBI assets and liabilities as being held for sale and the operations of CBI are reflected a discontinued operation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2024 and 2023.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write- offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. In connection with the re-branding and marketing of the Sure Shot beverage and change in the size of the individual cans from a 12 oz can to a 4oz can, the Company wrote off a total of $2,269,580 of inventory, consisting of finished products, labels, packaging, containers, etc. during the year ended December 31, 2024. During the year ended December 31, 2023, the Company had expired inventory write-downs of $23,794.

Investments Held-to-Maturity

Investments that the Company’s management has the “positive intent and ability” to hold through maturity are classified and accounted for as hold-to- maturity investments (“HTM”). HTM investments are carried at amortized cost in the financial statements. For investments classified as HTM, no unrealized gains and losses will be recognized in financial statements.

Sale of SRM Entertainment, Inc.

On December 9, 2022, The Company entered into a stock exchange agreement (the “Exchange Agreement”) with SRM Entertainment, Inc. (“SRM”) to govern the separation of SRM from the Company. On May 26, 2023, we amended and restated the Exchange Agreement (the “Amended and Restated Exchange Agreement”) to include additional information regarding the distribution and the separation of SRM the Company. The separation as set forth in the Amended and Restated Exchange Agreement with Jupiter closed August 14, 2023. Pursuant to the Amended and Restated Exchange Agreement, on May 31, 2023, SRM issued to the Company 6,500,000 shares of SRM Common Stock (representing 79.3% of SRM’s outstanding shares of Common Stock) in exchange for 2 ordinary shares of SRM Ltd owned by the Company (representing all of the issued and outstanding ordinary shares of SRM) (the “Share Exchange”). On August 14, 2023, SRM consummated its Initial Public Offering (“IPO”), pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share. In connection with the Share Exchange and SRM’s IPO, the Company distributed 2,000,000 shares of SRM’s common stock to the Company’s stockholders and certain warrant holders (out of the 6.5 million shares issued in May 2023) which occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following such distribution, the Company owned 4.5 million of the 9,450,000 shares of common stock outstanding of SRM. At December 31, 2024, the Company held 2,613,342 shares of SRM (less than 20%) which are considered marketable securities.

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

	For the Year Ended December 31,
	2024	2023
Numerator:
Net (loss) from continuing operations	$(48,411,830)	$(14,821,513)

Income (loss) from discontinued operations	(997,802)	(261,528)
Net (loss)	$(49,409,632)	$(15,083,041)
Deemed Dividend	(2,293,301)	-
Loss attributable to shareholders	$(51,702,933)	(15,083,041)
Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	54,441,190	30,877,804
Denominator for diluted earnings per share	54,441,190	30,877,804
Basic (loss) per share	$(0.91)	$(0.49)
Diluted (loss) per share	$(0.91)	$(0.49)
Loss per shares attributed to common shareholders	$(.95)	-

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

The Company recognizes revenues by applying the following steps in accordance with FASB Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the year ended December 31, 2024 and 2023, the Company recognized no allowance for doubtful collections.

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

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Cumulative gains and losses from foreign currency transactions and translation for the years ended December 31, 2024 and 2023 were not material.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $ 271,719 and $100,591 for the years ended December 31, 2024, and 2023, respectively.

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

The Company’s deferred tax asset at December 31, 2024 and 2023 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $14,660,582 and $8,658,484 less a valuation allowance in the amount of approximately $14,660,582 and $8,658,484.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, enhancing segment reporting requirements under ASC 280. This ASU aims to provide investors with more detailed information about a public entity’s reportable segments, including those with a single reportable segment. The Key Provisions include :

1.	Enhanced Expense Disclosures: Public entities must now disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss.

2.	Disclosure of Other Segment Items: Entities are required to disclose an amount for “other segment items” by reportable segment, representing the difference between reported segment revenues and the sum of significant segment expenses and the reported measure of segment profit or loss. A qualitative description of the composition of these other segment items is also required.

3.	Interim Reporting Requirements: All annual disclosures about a reportable segment’s profit or loss and assets, including the new disclosures introduced by ASU 2023-07, must now be provided in interim periods as well.

4.	Single Reportable Segment Entities: Public entities with a single reportable segment are explicitly required to provide all segment disclosures mandated by ASC 280, including those introduced by ASU 2023-07. This clarification ensures that users receive comprehensive information about the entity’s operations and performance.

5.	Disclosure of CODM Information: Entities must disclose the title and position of the CODM and explain how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and allocating resources.

These amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the year ended December 31, 2024.

Note 3 - Accounts and other receivables

At December 31, 2024 and 2023, the Company had accounts and other receivables of $283,561 and $5,585, respectively. At December 31, 2024, the $83,561 accounts receivable were from current customers and the other receivable of $200,000 was a credit refund from a vendor.

Note 4 - Prepaid Expenses and Deposits

At December 31, 2024, the Company had prepaid expenses and deposits of $920,189, consisting of $193,074 of raw materials, prepaid insurance of $260,943, security deposits of $55,116 and other prepaids of $411,056. At December 31, 2023 the Company had $1,469,733, consisting of $1,073,823 of raw materials related to a two million can Safety Shot beverage production run, prepaid insurance of $56,335 and other prepaids of $339,575.

Note 5 - Inventory

At December 31, 2024 and 2023, the Company had inventory of $233,510 and $795,824, consisting of finished goods, raw materials and packaging supplies.

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

At December 31, 2024, the Company did not hold any shares of Chijet.

Note 7 - Investment in and Loans to Affiliates

On December 9, 2022, The Company entered into a stock exchange agreement (the “Exchange Agreement”) with SRM Entertainment, Inc. (“SRM”) to govern the separation of SRM from the Company. On May 26, 2023, we amended and restated the Exchange Agreement (the “Amended and Restated Exchange Agreement”) to include additional information regarding the distribution and the separation of SRM the Company. The separation as set forth in the Amended and Restated Exchange Agreement with Jupiter closed August 14, 2023. Pursuant to the Amended and Restated Exchange Agreement, on May 31, 2023, SRM issued to the Company 6,500,000 shares of SRM Common Stock (representing 79.3% of SRM’s outstanding shares of Common Stock) in exchange for 2 ordinary shares of SRM Ltd owned by the Company (representing all of the issued and outstanding ordinary shares of SRM) (the “Share Exchange”). On August 14, 2023, SRM consummated its Initial Public Offering (“IPO”), pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share. In connection with the Share Exchange and SRM’s IPO, the Company distributed 2,000,000 shares of SRM’s common stock to the Company’s stockholders and certain warrant holders (out of the 6.5 million shares issued in May 2023) which occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following such distribution, the Company owned 4.5 million of the 9,450,000 shares of common stock outstanding and SRM. At December 31, 2024, the Company held 2,613,342 shares of SRM representing approximately 16% of the issued and outstanding common shares of SRM.

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

On September 23, 2024, in anticipation of the acquisition of Yerbae Brands Corp. (“Yerbae”) described in detail in the “ITEM 1. BUSINESS, Recent Developments” section of this document (the “Acquisition”), the Company entered into a loan agreement with Yerbae whereby it agreed to provide a loan in the aggregate principal amount of up to $500,000.  In further preparation for the Acquisition, on December 10, 2024, the Company entered into a Letter of Intent (“LOI”) whereby it agreed to fund up to $3,000,000 in Yerbae payables upon payment due date to Yerbae’s vendors and suppliers.  The Company has paid $225,000 towards the $3,000,000 committed pursuant to the LOI.

Note 8 - Intangible Assets

SRM Entertainment

Effective August 14, 2023 the Company spun-off 52% of SRM Ltd, formerly a wholly-owned subsidiary, into a public company in exchange for shares of SRM Inc. common stock. The fair value of the 4,609,166 shares of common stock SRM Inc. received (net of dividend shares to the Company’s shareholders) was $1,521,025. As a result, the Company will no longer consolidate SRM Ltd in its financial statements and the intangible assets have been de-consolidated. The deconsolidation produced a loss to the Company of $409,549. At December 31, 2023, the Company owned 48% of SRM Inc. (see Note 6 above) and used the equity method of accounting for its ownership in SRM Inc. The Company recorded $864,418 as its share of SRM losses from the date of separation to December 31, 2023. During the quarter ended March 31, 2024, the Company sold 350,000 shares of SRM with a cost basis of % 57,452 and recognized SRM losses of $599,155, which reduced the carrying value of SRM to $0.00.

Summary of deconsolidation loss:

Goodwill and Intangibles	$1,042,151
Net assets of SRM Ltd at deconsolidation	189,866
Equity of SRM Ltd	698,557
Effect of deconsolidation	1,930,574
Fair value of Consideration	(1,521,025)
Loss on deconsolidation	$(409,549)

Summary of Changes to Equity Method Investment

Fair value of Consideration	$1,521,025
Equity in SRM losses	(864,418)
Balance, December 31, 2023	$657,183
Sale of shares of SRM common stock	(57,452)
Equity in SRM losses	(599,155)
Balance, December 31, 2024	$-0-

Safety Shot Acquisition

On July 10, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with GBB Drink Lab, Inc. (“GBB”) under the terms of which the Company acquired certain assets of GBB (the “Purchased Assets”) which included the patents for a blood alcohol detox drink Safety Shot, an over-the- counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol at a rate faster than would occur normally. The purchase price was 5,000,000 shares of the Company’s restricted common stock, valued at $2,468,500, plus $200,000 in cash and additional amounts based upon achieving certain benchmarks. At the time of purchase GBB had no employees, no revenues and no operations and reported its only asset was intellectual property. Using guidance provided under the FASB Accounting Standards Update No. 2017-01, Clarifying the Definition of a business, the transaction was accounted for as a single asset purchase and the entire purchase price of $2,668,500 was allocated to the patents. The APA also contains two earn-out provisions that entitle GBB to additional consideration for the Purchased Assets in the maximum amount of $5,500,000 as follows: (i) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $11,000,000 from exercises of the Company’s $1.00 Warrants at an exercise price of $1.00 per Common Share (“Milestone 1”), the Company shall pay to the Seller $2,500,000 payable in cash; and (ii) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $14,000,000 from exercises of the Company’s outstanding July 2021 Warrants at an exercise price of $1.40 per Common Share (“Milestone 2” and collectively with Milestone 1, the “Earn-Out Milestones” and individually, an “Earn-Out Milestone”), the Company shall pay to the Seller an additional $3,000,000 in cash. In December 2023, the Company paid an additional $2,000,000 under the earn-our provisions which was allocated to the patents. As of December 31,2024, GBB is entitled to an additional payment of $175,000 under Milestone (i).

The patents will be amortized over twelve years (the remaining 12-year life of the patents). During the years ended December 31, 2024 and 2023, the Company recognized $407,400 and $157,443 of amortization expense.

Summary of transaction and carrying value:

Purchase price:		Allocation of Purchase price:
Cash	$2,460,664	Patents	$4,929,164
Fair value of stock issued	2,468,500	Accumulated Amortization	(564,843)
	$4,929,164	Balance	$4,367,321

Note 9 - Accrued Expense and Other Accrued Liabilities

At December 31, 2024 and December 31, 2023, the Company had accrued expenses on the convertible notes below of $1,433,245 and $269,152, respectively. At December 31, 2024 and December 31, 2023, the Company had accrued liabilities totalling $ 234,360 and $60,450, respectively.

Note 10 - Convertible Notes Payable

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the “Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000 (the “Notes”). In connection with the Notes the Company issued Common Stock Purchase Warrants for 1,100,000 shares and 360,000 shares of the Company’s common stock (the “Warrants”). The Notes originally had a maturity date of October 20, 2022, but has been extended to January 31, 2024. In connection with the Notes, the Company issued a total of 250,000 shares as Origination Shares valued at fair market value of $277,500. There is no beneficial conversion feature since the conversion price is greater then the fair value of the shares. The Accrued interest and note converted to stock was paid in full on September 30, 2024.

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

Interest expense for the year ended December 31, 2024 on the Notes totals $175,927. Total interest expense for the year ended December 31, 2023, totaled $171,433.

During the year ended December 31, 2023, the Notes were amended to change the conversion price of the Notes and exercise price of all outstanding warrants was reduced to $0.93 pursuant to down round protection provisions in the loan and warrant agreements and to extend the Notes to January 31, 2024. The change on the Notes conversion rate was a change from $2.79 and the change to the outstanding warrants exercise price was on 500,000 warrants with $6.00 price, 1,460,000 at $2.79 and 800,000 at $1.00. The amendment is considered a material modification of the Notes and the Company has used extinguishment accounting to account for the change. The fair value of the additional shares underlying the Note conversion and warrant exercise using the reduced conversion and exercise price was measured using the Black-Scholes valuation model. The fair value of the conversion feature totals $923,603 and the fair value of the warrants totals $196,730. The total loss on extinguishment of $1,120,333 has been included in other gains and losses. In December 2023, the $500,000 Note was converted into 537,634 shares of the Company’s common stock as payment of the principal in full. In September 30, 2024, the remaining balance of $1,500,000 was converted to stock and paid in full.

On January 20, 2025 the Company entered into a convertible note agreement with Bigger Capital LLP (i) a secured convertible note in the principal amount of $1.75 million maturing on December 31, 2026 (the “Secured Convertible Bigger Note”); and (ii) a convertible note in the principal amount of $3.5 million maturing June 30, 2025 (the “Convertible Bigger Note,” and, together with the Secured Convertible Bigger Note, the “Bigger Notes”). The Bigger Settlement Agreement is filed herein as Exhibit 10.32. The Secured Convertible Bigger Note is filed herein as Exhibit 4.5 and the Convertible Bigger Note is filed herein as Exhibit 4.6. The notes entered were due to a legal settlement and no cash was received. This amount was recorded as a loss on settlement.

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the years ended December 31, 2024 and 2023:

Principal Balance, December 31, 2023	$1,500,000
Note converted to stock – paid in full	(1,500,000)
Convertible Note issued in settlement to Bigger Capital	$5,250,000
Principal Balance, December 31, 2024	$5,250,000

Note 11 - Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at December 31, 2024 and 2023 was $48,974 and $47,533, respectively.

Note 12 - Capital Structure

Preferred Stock - The Company is authorized to issue a total of 100,000 shares of preferred stock with par value of $0.001. No shares of preferred stock are issued and outstanding.

Common Stock - The Company is authorized to issue a total of 250,000,000 shares of common stock with par value of $0.001. As of December 31, 2024 and 2023, there were 62,640,314 and 45,634,154 shares of common stock issued and outstanding, respectively.

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

Year ended December 31, 2024 issuances:

Shares issued in Private Placement for Cash

During the year ended December 31, 2024, the Company had three take-down under its S-3 Registration Statement under which the Company issued a total of 8,130,837 unrestricted shares of its common stock with a fair value of $10,625,519.

Shares issued for services

During the year ended December 31, 2024 the Company issued a total of 2,727,436 restricted shares of its common stock for services for a total fair value of $4,077,050

Shares issued for employee bonuses

During the year ended December 31, 2024, the Company issued a total of 750,000 restricted shares of its common stock for employee bonuses for a total fair value of $1,043,250.

Shares issued for option exercises

During the year ended December 31, 2024, the company issued a total of 153,000 restricted shares of its common stock for cash payments of $76,000 for options exercised.

Shares issued for warrant conversions

During the year ended December 31, 2024, the Company issued a total of 2,996,127 restricted shares of its common stock for cash payments of $3,962,714 for warrant conversions.

Shares issued from stock in connection with extinguishment of convertible notes

During the year ended December 31, 2024, the Company issued a total of 2,248,760 restricted shares of its common stock for a fair value of $1,802,434 for extinguishment of convertible notes.

The following table sets forth the issuances of the Company’s shares of common stock for the year ended December 31, 2024 and 2023 as follows:

Balance December 31, 2022	22,338,888
Public offering	4,315,787
Shares issued for stock payable	300,000
Shares issued for services	1,675,000
Stock issued for asset purchase	5,000,000
Stock issued for conversion of warrants related to Notes	1,200,000
Stock issued in connection with note conversion	537,634
Stock issued for conversion of warrants related to IPO	10,266,845
Balance December 31, 2023	45,634,154
Shares issued in Private Placements for cash	8,130,837
Shares issued for services	2,727,436
Shares issued for employee bonuses	750,000
Shares issued for option exercises	153,000
Shares issued for Warrant conversions	2,996,127
Shares issued from Stock in connection with extinguishment of convertible notes	2,248,760
Balance December 31, 2024	62,640,314

Common Stock Payable

During the year ended December 31, 2023, the Company issued 300,000 shares for valued at $192,000 from stock payable and entered into two agreements for inducement for $326,730 and three agreements for services totaling $113,500. The balance at December 31, 2023 was $725,230.

During the year ended December 31, 2024, the Company issued $358,543 in stock out of the 2023 balance and the Company entered into agreements to issue stock with a fair value of $756,250 for 625,000 shares of stock and a settlement agreement for the cash value of $875,000 for 1,594,097 shares of stock. The balance at year end December 31, 2024 is $1,997,936.

Note 13 - Warrants and Options

Warrants

During the year ended December 31, 2024, the Company reached a settlement with Bigger Capital Fund LP, (“Bigger”) for a resolution to all issues and claims that relate to the previously filed action against the Company in the Supreme Court of the State of New York, New York County, Index No. 65018/2024 (see Note 14). Under the terms of the Settlement the Company agreed to cancel 1,656,050 original warrants with an exercise price of $1.40 held by Bigger in exchange for 5,332,889 “exchange” warrants with an exercise price of $0.4348. The fair value of the exchange warrants is $2,732,329 which is offset by the unamortized value of $439,028 of the original warrants.

Reporting Date	Relative Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
1/17/25	$2,732,329	5	$0,4348	$0,5435	161%	0.0442

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

	Relative	Term		Market Price on	Volatility	Risk-free
Reporting Date	Fair Value	(Years)	Exercise Price	Grant Date	Percentage	Rate
08/10-08/21/23	$364,960	5	$1.00 -1.40	$0.87-1.18	151%	0.0421-0465
10/05/23	$545,703	5	$1.00-6.00	$1.05	152%	.0468

The following tables summarize all warrants outstanding as of December 31, 2024 and 2023, and the related changes during the period. Exercise price is the weighted average for the respective warrants at end of period.

	Number of Warrants	Wtd. Average Exercise Price

Balance at December 31, 2022	15,958,126	1.81
Warrants issued in Public Offering	9,260,554	0.93
Warrants issued for services	1,000,000	2.69
Warrants exercised in connection with Convertible notes	(1,200,000)	(0.93)
Warrants exercised in connection with PIPE	(10,266,845)	(0.93)
Balance at December 31, 2023	14,751,835	$2.00
Warrants cancelled in the Bigger Settlement	(1,656,050)	(1.40)
Warrants issued in the Bigger Settlement	5,332,889	0.43
Warrants issued in a private placement	3,370,787	0.89
Warrant conversions	(2,996,127)	(1.32)
Balance at December 31, 2024	18,803,334	$1.52

Warrants Exercisable at December 31, 2024	18,803,334	$1.52

Stock Options

During the year ended December 31, 2024, the Company granted a total of 5,555,000 five-year options to employees of the Company of which 1,435,000 have vesting schedule from one to three years with an exercise price between $1.06 and $2.01 and 4,120,000 which vested immediately upon grant with an exercise price of $1.79. During the same period, the Company also granted a total of 5,120,000 five-year options to consultants to the Company, which have vesting schedule from six months to one year with an exercise price between $1.00 and $2.32. The total fair value of the options is $17,372,444. The fair value of the options is being amortized over the vesting period. The Company recognized $14,735,228 expense related to the options for the year ended December 31, 2024.

The fair value of these options were measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date. For options granted to employes, we use a plain vanilla Black-Scholes calculation to calculate fair value with standard market inputs.

	Number of	Term		Grant	Market Price on Volatility
Reporting Date	Options	(Years)	Exercise Price	Date	Percentage	Fair Value
1/16 – 6/26/24	5,555,000	2.5	$1.06 – 1.96	$1.06 – 1.96	119% - 121%	$6,734,613
1/17 – 9/10/24	5,120,000	5-10	$1.00 – 2.37	$1.00 – 2.37	155% - 162%	10,637,831

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

	Number of	Term		Grant	Market Price on Volatility
Reporting Date	Options	(Years)	Exercise Price	Date	Percentage	Fair Value
7/10-8/18/23	450,000	3-5	$0.46-1.13	$0.46-1.13	158-160%	$271,547

At December 31, 2024 the Company had 18,521,166 options outstanding.

	Options	Wtd. Ave. Ex Price
Balance at December 31, 2022	7,515,166	$1.19
Options exercised	-	-
Options Granted	550,000	0.91
Balance at December 31, 2023	8,065,166	1.17
Options exercised	(219,000)	(0.42)
Options Granted	10,675,000	1.99
Balance at December 31, 2024	18,521,166	$1.65

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at December 31, 2023 were ROU asset of $479,027, current portion of the lease liability of $214,752 and non-current portion of lease liability of $304,907. The unamortized balances at December 31, 2024 were ROU asset of $299,722, current portion of the lease liability of $212,964 and non-current portion of lease liability of $114,148.

Additionally, the Company recognized accreted interest expense of $34,655 and $49,010 and rent expense of $267,735 and $213,960 for the lease during the year ended December 31, 2024 and 2023, respectively.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

On November 30, 2023, Intracoastal Capital, LLC (“Intracoastal”) filed a lawsuit against the Company in the New York County Supreme Court, alleging that (i) the Company is in breach of a common stock warrant issued to Intracoastal on or about July 26, 2021, and (ii) that the Company should be ordered by the court to deliver to Intracoastal 330,619 free trading shares of Company common stock (the “Intracoastal Litigation”). The Intracoastal Litigation seeks compensatory damages in an amount no less than $2 million, in addition to liquidated damages and attorney’s fees. On January 14, 2025, the Company settled all issues and claims relating to the Intracoastal Litigation pursuant to the terms of the Intracoastal Settlement Agreement. Under the Intracoastal Settlement Agreement, the Company agreed to issue to Intracoastal Capital the following: (i) the Intracoastal Settlement Shares and (ii) a settlement payment of $175,000. The number of Intracoastal Settlement Shares shall be the greater of the Initial Share Amount or the Adjusted Share Amount. The Intracoastal Settlement Agreement is filed herein as Exhibit 10.33.

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

On January 10, 2024, Bigger Capital Fund, L.P. (“Bigger Capital”), filed a lawsuit against the Company in the Supreme Court for the State of New York, Case No. 650148/2024 (the “Bigger Litigation”). The Litigation stemmed from the Company’s warrant to purchase 1,656,050 shares of Company common stock issued to Bigger Capital on July 20, 2021, and asserts causes of action for Breach of Contract, Specific Performance and Declaratory Relief. Pursuant to the Bigger Litigation, Biggar capital sought compensatory damages of $3 million, liquidated damages in an estimated amount of $4 million, specific performance, attorney’s fees and declaratory relief.

On January 20, 2025, the Company entered into the Bigger Settlement Agreement. In exchange for a resolution to all issues and claims that relate to the previously filed action against the Company in the Supreme Court of the State of New York, New York County, Index No. 65018/2024. Pursuant to the Bigger Settlement Agreement, the Company agreed to pay or issue to Bigger Capital the following: (i) pay Bigger Capital $375,000; (ii) issue a secured convertible note in the principal amount of $1.75 million maturing on December 31, 2026 (the “Secured Convertible Bigger Note”); (iii) a convertible note in the principal amount of $3.5 million maturing June 30, 2025 (the “Convertible Bigger Note,” and, together with the Secured Convertible Bigger Note, the “Bigger Notes”); and (iv) 5,332,889 shares of common stock issuable upon the exercise of common stock purchase warrants to purchase shares of common stock of the Company at an exercise price of $0.4348 per share (the “Bigger Warrants”). A significant shareholder of the Company and Bigger Capital entered into a voting agreement in favor of Bigger Capital in addition to the Bigger Settlement Agreement. The Bigger Settlement Agreement is filed herein as Exhibit 10.32. The Secured Convertible Bigger Note is filed herein as Exhibit 4.5 and the Convertible Bigger Note is filed herein as Exhibit 4.6.

On or about January 18, 2024, Alta Partners, LLC, (“Alta”) filed a lawsuit against the Company in the federal district court for the Southern District of New York, case captioned, Alta Partners, LLC v. Safety Shot, Inc. No. 24-cv-373 (S.D.N.Y.) (the “Litigation”). The Litigation stems from the Company’s warrant to purchase shares of Company common stock and asserted causes of action for Breach of Contract Breach of the Implied Covenant of Good Faith and Fair Dealing (in the alternative) and violation of Section 11 of the Securities Act of 1933. The Litigation sought compensatory general and liquidated damages in an amount to be proven at trial. On or about January 29, 2025, the Company settled the Litigation by agreeing to pay $350,000 in exchange for a release of all claims by Alta.

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

Note 15 - Subsequent Events

Subsequent to December 31, 2024, the Company issued a total of 3,586,119 shares of its common stock, consisting of 500,000 shares for services and the balance upon conversion of warrants.

Subsequent to December 31, 2024, The Company had developments in certain legal and litigation matters which are included and detailed in Legal Proceedings above.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2024 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

