Form 10-Q
period 2025-03-31
Safety Shot, Inc.
filed 2025-05-15
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_____________

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

As of May 15, 2025, there were 75,176,604 shares of the registrant’s common stock outstanding.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward- looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q, which attempt to advise interested parties of the risks and factors that may affect our businesses, financial condition, results of operations and prospects.

1

Item 1. Financial Statements

Safety Shot, Inc.

Safety Shot, Inc.

Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

	Three Months Ended March 31, 2025	Year ended December 31, 2024
	(Unaudited)	(Audited)
Assets
Cash	$329,285	348,816
Marketable Securities	54,720	54,720
Inventory	338,995	233,510
Account receivable	28,704	283,561
Prepaid expenses and deposits	2,230,285	920,189
Investment in Yerbae Brands	525,000	225,000
Investment in Affiliate	3,000	3,000
Note Receivable	521,444	511,557
Total current assets	4,031,433	2,580,353

Right of use assets	252,435	299,722
Intangible assets, net of amortization	4,325,859	4,364,321
Fixed assets, net of depreciation	85,064	94,007
Total assets	$8,694,791	$7,338,403

Liabilities and Shareholders’ Equity

Accounts Payable	$2,841,666	$2,218,810
Convertible notes	5,341,875	5,250,000
Current portion of lease liability	223,835	212,964
Accrued expenses	539,092	1,433,245
Accrued liabilities	190,676	234,360
Covid - 19 SBA Loan	48,132	47,928
Total current Liabilities	9,185,276	9,397,307

Long-term portion lease liability	52,153	114,148
Total liabilities	9,237,429	9,511,455

Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, of which 75,176,604 and 62,640,314 shares issued and outstanding as of March 31, 2025 and December 31, 2024	75,177	62,640
Additional paid-in capital	117,854,689	110,856,719
Common stock payable	1,944,776	1,997,936
Accumulated deficits	(120,417,280)	(115,090,347)
Total Shareholders’ Equity	(542,638)	(2,173,052)

Total Liabilities and Shareholders’ Equity	$8,694,791	$7,338,403

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

Consolidated Statement of Operations

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Sales	$42,101	$170,732
Cost of Sales	21,112	2,383,285
Gross profit	20,989	(2,212,553)

Operating expense
General and administrative expenses	5,411,324	12,956,552
Total operating expenses	5,411,324	12,956,552
Other income / (expense)
Interest income	11,376	4,032
Interest expense	(103,450)	(61,831)
Gain on sale of marketable securities	180,556	151,388
Unrecognized loss on equity investment	-	(599,155)
Other income / (expense)	(25,080)	-
Total other income (expense)	63,402	(505,566)

Net Loss	$(5,326,933)	$(15,674,671)

Net (loss) per share:
Basic	$(0.08)	$(0.33)

Weighted average number of shares
Basic	69,258,402	47,435,503

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2023	45,634,154	$45,634	$725,230	$73,726,987	$(65,680,715)	$8,817,136

Common Stock issued from stock payable for services	100,000	100	(113,500)	113,400	-	-
Common Stock issued from stock payable on extinguishment of debt	262,000	262	(245,044)	244,782	-	-
Common Stock due for services	-	-	48,400	-	-	48,400
Common Stock due on warrant conversions	-	-	2,800	-	-	2,800
Common Stock issued for services	450,000	450	-	614,050	-	614,500
Common Stock issued for warrant conversions	2,774,119	2,774	-	3,789,441	-	3,792,215
Fair value of options granted	-	-	-	7,970,134	-	7,970,134
Net loss for the three months ended March 31, 2024	-	-	-	-	(15,674,671)	(15,674,671)

Balance, March 31, 2024	49,220,273	$49,220	$417,886	$86,458,794	$(81,355,386)	$5,570,514

Balance, December 31, 2024	62,640,314	$62,640	$1,997,936	$110,856,719	$(115,090,347)	$(2,173,052)

Common Stock issued for services	1,570,000	1,570	(756,250)	1,713,930	-	959,250
Common Stock due for bonus	-	-	347,500	-	-	347,500
Common Stock issued for litigation settlement	1,927,640	1,928	(809,608)	807,680	-	-
Common Stock issued for private placement	9,038,650	9,039	1,165,198	3,797,734	-	4,971,971
Fair value of options granted	-	-	-	678,626	-	678,626
Net loss for the three months ended March 31, 2025	-	-	-	-	(5,326,933)	(5,326,933)

Balance, March 31, 2025	75,176,604	$75,177	$1,944,776	$117,854,689	$(120,417,280)	$(542,638)

The accompanying notes are an integral part of these financial statements.

Safety Shot, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2025		2024
Cash flows from operating activities:
Net (loss)		$(5,326,933)	$(15,674,671)
Stock Based compensation		959,250	662,900
Depreciation & Amortization		110,792	104,501
Fair value of options granted		678,626	7,970,134
Stock due on warrant conversion		-	2,800
Fair value of stock due for bonus		347,500	-

Unrealized loss on equity investment		-	599,155
Unrealized loss on marketable securities		-	130,066
Net gain on sale of marketable securities		-	(280,395)

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits		(1,310,094)	(90,638)
Right of Entry asset		47,287	43,404
Accounts receivable		254,857	432
Inventory		(105,485)	392,061
Accounts payable		622,856	(439,997)
Accrued liabilities		44,355	238,507
Accrued Loss on Settlements		(900,001)	-
Lease liability		(51,124)	(46,188)
Net cash (used in) continuing operating activities		(4,628,114)	(6,387,929)

Cash flows from investing activities:
Cash paid for investment GBB		(63,388)
Cash paid for investment Yerbae Brands		(300,000)	-
Proceeds from sale of marketable securities		-	808,720
Net cash provided (used in) by investing activities		(363,388)	808,720

Cash flows from financing activities:
Proceeds from private placements		4,971,971	-
Proceeds from warrant conversions		-	3,792,215
Net cash provided by (used in) financing activities		4,971,971	3,792,215

Net (decrease) in cash and cash equivalents		(19,531)	(1,786,994)

Cash and cash equivalents at the beginning of the period		348,816	3,883,349

Cash and cash equivalents at the end of the period		$329,285	$2,046,355

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-
Common Stock issued for service		756,250
Common stock issued from stock payable on note extinguishment	$		$245,044
Shares issued for loss on settlement with Intracoastal		$809,608	$-

The accompanying notes are an integral part of these unaudited financial statements.

SAFETY SHOT, INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2025 and Year Ended December 31, 2024

Note 1 - Organization and Business Operations

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023 the Company acquired certain assets of GBB Drink Lab Inc which included the blood alcohol detox drink Sure Shot (the “Sure Shot Dietary Supplement”), an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol at a rate faster than would occur normally. Concurrently with the purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched the Sure Shot Dietary Supplement in December 2023.

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

The Company generates revenue through the sale of the Sure Shot Dietary Supplement available online and several Big Box retail stores. We are dedicated to staying up-to-date with the latest scientific research and technology, ensuring that our products are effective, safe, and meet the highest industry standards.

Going Concern Consideration

As of March 31, 2025, and December 31, 2024, the Company had accumulated deficits of $120,417,280 and $115,090,347, respectively, and cash flow used in operations of $4,628,114 and $18,089,748 for the three months ended March 31, 2025, and year ended December 31, 2024. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At March 31, 2025 and December 31, 2024, the Company had $329,285 and $348,816 respectively, in cash and negative working capital of $5,153,844 and $6,816,954, respectively. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jupiter Wellness Investments, Inc., a Florida corporation. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2025, or December 31, 2024.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write- offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the three months ended March 31, 2025, the Company had no write-downs or write-offs. During the corresponding period for 2024, the Company took a write down of certain raw materials and finished goods totaling $1,744,714, due to rebranding issues.

Sale of SRM Entertainment, Inc.

On August 14, 2023, SRM Entertainment, Inc. (“SRM”), completed its purchase of SRM Entertainment, Ltd, previously a wholly owned subsidiary of the Company and consummated its Initial Public Offering (“IPO”). Pursuant to the sale, the Company received 4,500,000 shares of SRM’s common stock. At March 31, 2025 and December 31, 2024, the Company held 2,347,142 and 2,613,342 shares of SRM ‘s common stock, respectively, which are considered marketable securities. SRM has a lock-up agreement with the Company covering 2,347,142 shares, under the terms of which the Company has agreed not to sell any shares until January 2026.

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

	For the Three Months Ended March 31,
	2025	2024
Numerator:

Net (loss)	$(5,326,933)	$(15,674,671)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	69,258,402	47,435,503
Denominator for diluted earnings per share	69,258,402	47,435,503
Basic (loss) per share	$(0.08)	$(0.33)
Diluted (loss) per share	$(0.08)	$(0.33)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the three months ended March 31, 2025 and year ended December 31, 2024, the Company recognized no allowance for doubtful collections.

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

The Company’s evaluation of its long-lived assets resulted in no impairment during the three months ended March 31, 2025, or year ended December 31, 2024.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $9,005 and $141,494 for the three-months ended March 31, 2025, and 2023, respectively.

Stock Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant- date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants and share-based payments issued to non-employees for goods or services. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

The Company’s deferred tax asset at March 31, 2025 and December 31, 2024, consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $15,362,309 and $14,660,582, respectively, less a valuation allowance in the amount of $15,362,309 and $14,660,582,

Related parties

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

Note 3 - Accounts Receivable

At March 31, 2025 and December 31, 2024, the Company had accounts receivable of $28,704 and $283,561, respectively.

Note 4 - Prepaid Expenses and Deposits

At March 31, 2025, the Company had prepaid expenses and deposits totaling $ 2,230,285 consisting of $1,967,890 which includes a balance of $1,536,261 of the Company’s prepaid IR Campaign and other dues and subscriptions, $169,324 of prepaid insurance, $55,116 of security deposits and $37,878 of deposits on raw materials At December 31, 2024, the Company had prepaid expenses and deposits of $920,189, consisting of $193,074 of raw materials, prepaid insurance of $260,943, security deposits of $55,116 and other prepaids of $411,056.

Note 5 - Inventory

At March 31, 2025, the Company had inventory of $338,995 consisting of $242,377 of raw materials and $96,618 of finished goods. At December 31, 2024, the Company had inventory of $233,510, consisting of $132,785 of raw materials and packaging supplies and $ 100,725 of finished goods.

Note 6 - Marketable Securities

Effective August 14, 2023, the Company sold its former wholly-owned subsidiary SRM Entertainment, Inc. (“SRM”) and SRM consummated its Initial Public Offering (“IPO”)(see Sale of SRM Entertainment, Inc. included in Note 2. Above). At March 31, 2025 the Company held 2,347,142 shares of common stock of SRM which are considered marketable securities. SRM has a lock-up agreement covering the 2,347,142 shares under the terms of which the Company has agreed not to sell any shares until January 2026.

Note 7 - Investment in and Loans to Affiliates

On September 23, 2024, in anticipation of the acquisition of Yerbae Brands Corp. (“Yerbae”) described in detail in the “ITEM 1. BUSINESS, Recent Developments” section of this document (the “Acquisition”), the Company entered into a loan agreement with Yerbae whereby it agreed to provide a loan in the aggregate principal amount of up to $500,000.  In further preparation for the Acquisition, on December 10, 2024, the Company entered into a Letter of Intent (“LOI”) whereby it agreed to fund up to $3,000,000 in Yerbae payables upon payment due date to Yerbae’s vendors and suppliers.  The Company has paid $525,000 towards the $3,000,000 committed pursuant to the LOI. The principal balance plus accrued interest of the loan to Yerbae is $521,444 and $511,557 as of March 31, 2025 and December 31, 2024, respectively.

Note 8 - Intangible Assets

Safety Shot Acquisition

On July 10, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with GBB Drink Lab, Inc. (“GBB”) under the terms of which the Company acquired certain assets of GBB (the “Purchased Assets”) which included the patents for a blood alcohol reduction product Safety Shot, an over-the- counter dietary supplement that can lower blood alcohol content by supporting its metabolism. The purchase price was 5,000,000 shares of the Company’s restricted common stock, valued at $2,468,500, plus $2,460,664 in cash and additional amounts based upon achieving certain benchmarks. The transaction was accounted for as a single asset purchase and the entire purchase price of $4,929,164 was allocated to the patents. The APA also contains two earn-out provisions that entitle GBB to additional consideration for the Purchased Assets in the maximum amount of $5,500,000 as follows: (i) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $11,000,000 from exercises of the Company’s $1.00 Warrants at an exercise price of $1.00 per Common Share (“Milestone 1”), the Company shall pay to the Seller $2,500,000 payable in cash; and (ii) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $14,000,000 from exercises of the Company’s outstanding July 2021 Warrants at an exercise price of $1.40 per Common Share (“Milestone 2” and collectively with Milestone 1, the “Earn-Out Milestones” and individually, an “Earn-Out Milestone”), the Company shall pay to the Seller an additional $3,000,000 in cash. In December 2023, the Company paid an additional $2,000,000 under the earn-our provisions which was allocated to the patents. As of March 31, 2025, GBB is entitled to an additional payment of $175,000 under Milestone (i).

The patents are being amortized over twelve years (the remaining 12-year life of the patents). During the three months ended March 31, 2025 and year ended December 31, 2024, the Company recognized $101,850 and ,$407,400 of amortization expense, respectively.

Summary of transaction and carrying value:

Purchase price:		Allocation of Purchase price:
Cash	$2,524,052	Patents	$4,992,552
Fair value of stock issued	2,468,500	Amortization	(666,693)
	$4,992,552	Balance	$4,325,859

Note 9 – Accrued Interest and Liabilities

At March 31, 2025 and December 31, 2024, the Company had accrued liabilities totaling $539,092, which included $175,000 contingent liability to GBB and $364,092 of accrued losses on two settlement cases, and $1,433,245, which included accrued losses on four settlement agreements, respectively.

Note 10 - Convertible Notes Payable

On January 20, 2025 the Company entered into a convertible note agreement with Bigger Capital LLP (i) a secured convertible note in the principal amount of $1.75 million maturing on December 31, 2026 (the “Secured Convertible Bigger Note”); and (ii) a convertible note in the principal amount of $3.5 million maturing June 30, 2025 (the “Convertible Bigger Note,” and, together with the Secured Convertible Bigger Note, the “Bigger Notes”). The Bigger Settlement Agreement was filed with the 2024 Annual Report on Form 10-K as Exhibit 10.32. The Secured Convertible Bigger Note and Secured Convertible Note were also filed with the 2024 Annual Report on Form 10-K as Exhibits 4.5 and 4.6. The notes entered were due to a legal settlement and no cash was received. This amount was recorded as a loss on settlement as of December 31, 2024.

Interest expense related to the above Notes for the three months ended March 31, 2025 was $91,875.

Note 11 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at March 31, 2025 and December 31, 2024 was $48,132 and $47,928, respectively.

Note 12 - Capital Structure

Preferred Stock - The Company is authorized to issue a total of 100,000 shares of preferred stock with par value of $0.001. No shares of preferred stock are issued and outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock with par value of $0.001. As of March 31, 2025 and December 31, 2024, there were 75,176,604 and 62,640,314 shares of common stock issued and outstanding, respectively.

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

The following table summaries the issuances of the Company’s shares of common stock for the year ended December 31, 2024 as follows:

Balance December 31, 2023	45,634,154
Shares issued in Private Placements for cash	8,130,837
Shares issued for services	2,727,436
Shares issued for employee bonuses	750,000
Shares issued for option exercises	153,000
Shares issued for warrant conversions	2,996,127
Shares issued from stock in connection with extinguishment of convertible notes	2,248,760
Balance December 31, 2024	62,640,314

Three months ended March 31, 2025 issuances:

Shares issued for services

During the three months ended March 31, 2025, the Company entered into three consulting agreements under which the Company issued a total of 1,570,000 shares of restricted common stock for services valued at $1,715,500, based upon the closing market price of the Company’s stock on the date of the related agreements.

Common Stock issued for private placement

During the three months ended March 31, 2025, the Company had five take-downs under its S-3 Registration Statement under which the Company issued a total of 9,038,650 unrestricted shares of its common stock with a fair value of $4,971,971.

Common Stock issued for loss on settlement

The following table summarizes the issuances of the Company’s shares of common stock for the three months ended March 31, 2024 as follows:

Balance December 31, 2024	62,640,314
Common Stock issued for services	1,570,000
Common Stock issued for private placement	9,038,650
Common Stock issued for loss on settlement	1,927,640
Balance March 31, 2025	75,176,604

Common Stock Payable –

During the three months ended March 31, 2025 the Company the company issued 1,927,640 shares valued at ($809,608) and 625,000 shares valued at $756,250 from common Stock Payable at December 31, 2024 and recorded $347,500 for shares due for a bonus and $1,165,198 for shares to be issued in a private placement.

During the year ended December 31, 2024, the Company issued $358,543 in stock out of the 2023 balance and the Company entered into agreements to issue stock with a fair value of $756,250 for 625,000 shares of stock and a settlement agreement for the cash value of $875,000 for 1,594,097 shares of stock. The balance at year end December 31, 2024 is $1,997,936.

The following table summarizes the activity of the Company’s common stock payable for the three months ended March 31, 2024 as follows:

Balance December 31, 2024	$1,997,936
Common Stock issued for services	(756,250)
Common Stock issued for loss on settlement	(809,608)
Common Stock due of executive bonus	347,500
Common Stock due from private placement	1,165,198
Balance March 31, 2025	$1,944,776

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

				Market
	Relative	Term	Exercise	Price on	Volatility	Risk-free
Reporting Date	Fair Value	(Years)	Price	Grant Date	Percentage	Rate
1/17/25	$2,732,329	5	$0,4348	$0,5435	161%	0.0442

On August 30, 2024, the Company entered into a Securities Purchase Agreement with an affiliate for the purchase of 3,370,787 shares of the company’s common stock for a purchase price of $3,000,000 (market price of $0.89 per share) and 3,370,787 Common warrants for a purchase price of $421,348 (priced at $0.125 per share). The warrants have a five-year term and an exercise price of $0.89 per share.

The following tables summarize all warrants outstanding as of March 31, 2025 and December 31, 2024, and the related changes during the period. Exercise price is the weighted average for the respective warrants at end of period.

	Number of	Wtd. Average
	Warrants	Exercise Price

Balance at December 31, 2023	14,751,835	$2.00
Warrants cancelled in the Bigger Settlement	(1,656,050)	(1.40)
Warrants issued in the Bigger Settlement	5,332,889	0.43
Warrants issued in a private placement	3,370,787	0.89
Warrants converted into common stock	(2,996,127)	(1.32)
Warrants issued in a private placement	2,753,304	0.45
Balance at December 31, 2024 and March 31, 2025	21,556,638	$1.80

Warrants Exercisable at December 31, 2024 and March 31, 2025	21,556,638	$1.80

Stock Options

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

During the three months ended March 31, 2025, the Company entered into a consulting agreement under the terms of which the Company issued 500,000 options with 250,000 options vesting on August 21, 2025 and 250,000 vesting on February 21. 2026. The total fair value of the options totals $205,165

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

	Number of	Term	Exercise	Market Price on Grant	Volatility
Reporting Date	Options	(Years)	Price	Date	Percentage	Fair Value

1/17 - 3/27/24	4,745,000	5	$2.19 - 2.37	$2.19 - 2.37	155–162%	$10,278,150
1/16 - 3/11/24	5,420,000	5 - 10	$1.57 – 1.96	$1.57 – 1.96	119-121%	$6,633,848
02/21/25	500,000	5	$0.45	$0.42	161-162%	$205,165

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

Under the standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances at March 31, 2024 were ROU asset of $252,405, current portion of the lease liability of $223,835 and non-current portion of lease liability of $52,153. At December 31, 2024, the unamortized balances were ROU asset of $299,722, the current portion of the lease liability was $212,964 and non-current portion of the lease liability was $114,148.

Additionally, the Company recognized accreted interest expense of $6,203 and $34,655 and rent expense of $66,237 and $267,735 for the lease during the three months ended March 31, 2025 and year ended December 31, 2024 respectively.

Legal Proceedings.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

On November 30, 2023, Intracoastal Capital, LLC (“Intracoastal”) filed a lawsuit against the Company in the New York County Supreme Court, alleging that (i) the Company is in breach of a common stock warrant issued to Intracoastal on or about July 26, 2021, and (ii) that the Company should be ordered by the court to deliver to Intracoastal 330,619 free trading shares of Company common stock (the “Intracoastal Litigation”). The Intracoastal Litigation seeks compensatory damages in an amount no less than $2 million, in addition to liquidated damages and attorney’s fees. On January 14, 2025, the Company settled all issues and claims relating to the Intracoastal Litigation pursuant to the terms of the Intracoastal Settlement Agreement. Under the Intracoastal Settlement Agreement, the Company agreed to issue to Intracoastal Capital the following: (i) the Intracoastal Settlement Shares consisting of Company common stock with a value of $875,000 and (ii) a settlement payment of $175,000. The number of Intracoastal Settlement Shares shall be the greater of the Initial Share Amount or the Adjusted Share Amount. The Intracoastal Settlement Agreement is filed herein as Exhibit 10.33.

On September 5, 2023, “Sabby” Volatility Warrant Master Fund Ltd. filed a lawsuit against the Company in the federal district court for the Southern District of New York case captioned Sabby Volatility Warrant Master Fund Ltd. v. Jupiter Wellness, Inc., No.1:23-cv-07874-KPF (the “Litigation”). Sabby’s initial complaint in the Litigation alleges that the Company’s delayed spin-off and distribution of the common stock of “SRM” Entertainment. Inc. give rise to claims of breach-of-contact, promissory estoppel, and negligent misrepresentation. On November 10, 2023, Jupiter sought judicial permission to move to dismiss Sabby’s complaint, arguing that Sabby had no legal right to the delayed distribution occurring on the original record date, and that regardless, no law requires the Company to compensate Sabby for the costs of covering its short position against the Company. The Litigation was dismissed with prejudice by the federal district court for the Southern District of New York on September 23, 2024. On October 10, 2024, Sabby filed an appeal of the Southern District’s dismissal to the United States Court of Appeals for the Second Circuit. The Company is awaiting the decision from the Court of Appeals for the Second Circuit.

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

On January 16, 2024, 3i LP (“3i”), filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York, case captioned, 3i LP v. Safety Shot, Inc. No. 650196/24 (the “Litigation”). The case stems from the Company’s alleged denial of 3i’s attempt to exercise certain warrants and states causes of action for actual damages and liquidated damages in an amount of approximately $380,000. The Company filed its answer to the complaint on or about March 7, 2024. In April of 2025 the Company settled this Litigation by agreeing to provide 3i with unregistered shares of the Company’s common stock with a market value of $400,000 (the “Settlement Shares”) measured by the lower of the closing price on the NASDAQ Exchange on the day before the date of filing of a Form S-1 and the average VWAP closing price for the five days preceding the date of the filing.

On January 10, 2024, Bigger Capital fund, L.P. (“Bigger”), filed a lawsuit against the Company in the Supreme Court for the State of New York, Case No. 650148/2024 (the “Litigation”). The Litigation stemmed from the Company’s warrant to purchase 1,656,050 shares of Company common stock issued to Bigger Capital on July 20, 2021, and asserted causes of action for Breach of Contract, Specific Performance and Declaratory Relief. The Litigation sought compensatory damages of $3 million, liquidated damages in an estimated amount of $4 million, specific performance, attorney’s fees and declaratory relief. On or about March 4, 2024, the Company filed its answer to Bigger’s complaint.

On January 20, 2025, the Company settled the Litigation and entered into the Bigger Settlement Agreement. In exchange for a resolution to all issues and claims that relate to the previously filed action against the Company in the Supreme Court of the State of New York, New York County, Index No. 65018/2024. Pursuant to the Bigger Settlement Agreement, the Company agreed to pay or issue to Bigger Capital the following: (i) pay Bigger Capital $375,000; (ii) issue a secured convertible note in the principal amount of $1.75 million maturing on December 31, 2026 (the “Secured Convertible Bigger Note”); (iii) a convertible note in the principal amount of $3.5 million maturing June 30, 2025 (the “Convertible Bigger Note,” and, together with the Secured Convertible Bigger Note, the “Bigger Notes”); and (iv) 5,332,889 shares of common stock issuable upon the exercise of common stock purchase warrants to purchase shares of common stock of the Company at an exercise price of $0.4348 per share (the “Bigger Warrants”). A significant shareholder of the Company and Bigger Capital entered into a voting agreement in favor of Bigger Capital in addition to the Bigger Settlement Agreement. The Bigger Settlement Agreement is filed herein as Exhibit 10.32. The Secured Convertible Bigger Note is filed herein as Exhibit 4.5 and the Convertible Bigger Note is filed herein as Exhibit 4.6.

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

Note 15 - Subsequent Events

Subsequent to March 31, 2025, the Company issued a total of 2,482,668 shares of its common stock consisting of: (i) 22,000 shares included in Common Stock Payable; (ii) 91,000 shares issued for a warrant exercise: and (iii) 2,369,668 shares issued at market price in a private placement for $5,000,000.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2025, to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

General Overview

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the dietary supplement product Safety Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its dietary supplement, the Sure Shot Dietary Supplement. Concurrently with the asset purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched its e-commerce sale of the Sure Shot Dietary Supplement in December 2023.

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

Our focus centers on the commercialization of a 4-ounce product positioned as a dietary supplement. Beyond our existing product, we are actively pursuing a future product line, including a convenient powdered stick pack version. This strategic expansion aligns with our corporate vision to address evolving consumer demands, positioning the Company in the market for dietary supplements. We believe that this initiative not only enriches our product portfolio but also emphasizes our dedication to innovation and adaptability, catering to the discerning preferences of health-conscious consumers. The Company’s primary focus is the commercialization of the Sure Shot Dietary Supplement.

Products Roadmap.

The Sure Shot Dietary Supplement was launched on our own website and through Amazon in December 2023 and with several Big Box stores. The Company is advancing several product formats and formulations to continue to offer a wide array of products that can be purchased at various locations that coincide with consumer shopping habits. In particular, the Company plans to develop new flavors for each of its current SKUs (4 oz. and “Stick Pack”).

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

Subsequent Liability

On or about, May 13, 2025, the Company contracted with the Silverback Capital Corporation (“SCC”) and entered into a liabilities settlement program whereby it is attempting to pay down its debts in exchange for issuing freely trading securities to SCC (the “Liabilities Settlement Program”). The initial claim amount under the Liabilities Settlement Program shall be $14,580,395.73 (the “Liability Amount”). In exchange for acquiring the Company’s Liability Amount, SCC shall be issued freely tradable Company securities (the “Shares”). The Liability Amount and terms of the Liability Settlement Program shall be submitted to the Court for a Fairness Hearing pursuant to Section 3(a)(10) of the Securities Act of 1933 (the “Act”). At the Fairness Hearing, the Court has a right to accept or reject the Liability Amount or the Liability Settlement Program. As a settlement fee, the Company will issue 250,000 freely trading Shares pursuant to the Act (the “Settlement Fee Shares”). In addition, the Company will be reserving approximately 23,000,000 Shares as potential settlement shares (the “Settlement Shares”) to be paid as compensation for SCC acquiring the Liability Amount. The exact number of Settlement Shares is indeterminable as of this date and the Purchase Price shall mean the lower of (i) the Closing Price on the date of the Settlement or (ii) 70 percent multiplied by the average of the three (3) lowest traded prices during the five (5) day trading period preceding the share request inclusive of the day of any share request. The Shares given to SCC and then beneficially owned by SCC, would not result in SCC owning more than 4.99 percent of all such common stock of the Company as would be outstanding on such date, as determined in accordance with Section 16 of the Act and regulations promulgated thereunder. In compliance therewith, the Company agrees to deliver the Shares in one or more tranches and at different time periods. In addition, the amount of Shares so reserved may be increased, from time to time, only upon the written instructions of the Company or SCC, provided that in no event shall more than an aggregate of 15,000,000 Shares be issued pursuant to the Liabilities Settlement Program without the Company first obtaining shareholder approval to issue more than 19.99% of the Company’s outstanding Shares (76,061,020) as of the date of this filing.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the three months ended March 31, 2025 and 2024 and audited financial statements for the year ended December 31, 2024, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2025 or December 31, 2024.

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

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss)	$(5,326,933)	$(15,674,671)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	69,258,402	47,435,503
Denominator for diluted earnings per share	69,258,402	47,435,503
Basic (loss) per share	$(0.08)	$(0.33)
Diluted (loss) per share	$(0.08)	$(0.33)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of March 31, 2025 and December 31, 2024, the Company had not recognized an allowance for doubtful collections.

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

The Company’s deferred tax asset at March 31, 2025 and December 31, 2024 consist of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $15,362,309 and $14,660,582, respectively, less a valuation allowance in the amount of approximately $15,362,309 and $14,660,582, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the three months ended March 31, 2025 and year ended December 31, 2024.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $9,005 and $141,493 for the three-months ended March 31, 2025, and 2024, respectively.

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

Results of Operations

For the three months ended March 31, 2024 and 2023

The following table provides selected financial data about us for the three months ended March 31, 2025 and 2024, respectively.

	March 31, 2025	March 31, 2024
Sales	$42,101	$170,732
Cost of Sales	21,112	2,383,285
Gross Profit (Loss)	20,989	(2,212,553)
Total operating expenses	(5,411,325)	(12,956.552)
Other income (expense)	63,402	(505,566)
Net Loss	$(5,326,933)	$(15,674,671)

Revenues

We generated $42,101 in revenues for the three months ended March 31, 2025 compared to $170,732 revenues in the three months ended March 31, 2024. The decrease is due to the Company redirecting it’s focus on the acquisition of Yerbae Brands Inc. and the Company’s new marketing strategy will be implemented in the 2nd quarter of 2025. Cost of goods sold for the three months ended March 31, 2024 increased due to the start up costs associated with the launch of the Safety Shot Beverage and a one-time inventory write off of $1,744,714 for rebranding the product.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $5,411,325 for the three months ended March 31, 2025 compared to $12,956,552 for the three months ended March 31, 2024.

Operating expenses for the three months ended March 31, 2025 were in connection with our daily operations as follows: (i) marketing expenses of $356,430; (ii) research and development of $9,005; (iii) legal and professional expenses of $2,150,236, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $66,237; (v) depreciation and amortization of $110,792; (vi) general and administrative expenses of $733,249, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $1,985,376.

Other income for the three months ended March 31, 2025 included: (i) interest income of $11,376; (ii) interest expense of $103,450; (iii) other expense of $25,080; (iv) and gain on sale of stock of $180,557.

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

Income/Losses

Net losses were $5,326,933 and $15,674,671 for the three months ended March 31, 2025 and 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are ineffective in reaching that level of assurance.

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

On November 30, 2023, Intracoastal Capital, LLC (“Intracoastal”) filed a lawsuit against the Company in the New York County Supreme Court, alleging that (i) the Company is in breach of a common stock warrant issued to Intracoastal on or about July 26, 2021, and (ii) that the Company should be ordered by the court to deliver to Intracoastal 330,619 free trading shares of Company common stock (the “Intracoastal Litigation”). The Intracoastal Litigation seeks compensatory damages in an amount no less than $2 million, in addition to liquidated damages and attorney’s fees. On January 14, 2025, the Company settled all issues and claims relating to the Intracoastal Litigation pursuant to the terms of the Intracoastal Settlement Agreement. Under the Intracoastal Settlement Agreement, the Company agreed to issue to Intracoastal Capital the following: (i) the Intracoastal Settlement Shares consisting of Company common stock with a value of $875,000 and (ii) a settlement payment of $175,000. The number of Intracoastal Settlement Shares shall be the greater of the Initial Share Amount or the Adjusted Share Amount. The Intracoastal Settlement Agreement is filed herein as Exhibit 10.33.

On September 5, 2023, “Sabby” Volatility Warrant Master Fund Ltd. filed a lawsuit against the Company in the federal district court for the Southern District of New York case captioned Sabby Volatility Warrant Master Fund Ltd. v. Jupiter Wellness, Inc., No.1:23-cv-07874-KPF (the “Litigation”). Sabby’s initial complaint in the Litigation alleges that the Company’s delayed spin-off and distribution of the common stock of “SRM” Entertainment. Inc. give rise to claims of breach-of-contact, promissory estoppel, and negligent misrepresentation. On November 10, 2023, Jupiter sought judicial permission to move to dismiss Sabby’s complaint, arguing that Sabby had no legal right to the delayed distribution occurring on the original record date, and that regardless, no law requires the Company to compensate Sabby for the costs of covering its short position against the Company. The Litigation was dismissed with prejudice by the federal district court for the Southern District of New York on September 23, 2024. On October 10, 2024, Sabby filed an appeal of the Southern District’s dismissal to the United States Court of Appeals for the Second Circuit. The Company is awaiting the decision from the Court of Appeals for the Second Circuit.

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

On January 16, 2024, 3i LP (“3i”), filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York, case captioned, 3i LP v. Safety Shot, Inc. No. 650196/24 (the “Litigation”). The case stems from the Company’s alleged denial of 3i’s attempt to exercise certain warrants and states causes of action for actual damages and liquidated damages in an amount of approximately $380,000. The Company filed its answer to the complaint on or about March 7, 2024. In April of 2025 the Company settled this Litigation by agreeing to provide 3i with unregistered shares of the Company’s common stock with a market value of $400,000 (the “Settlement Shares”) measured by the lower of the closing price on the NASDAQ Exchange on the day before the date of filing of a Form S-1 and the average VWAP closing price for the five days preceding the date of the filing.

On January 10, 2024, Bigger Capital fund, L.P. (“Bigger”), filed a lawsuit against the Company in the Supreme Court for the State of New York, Case No. 650148/2024 (the “Litigation”). The Litigation stemmed from the Company’s warrant to purchase 1,656,050 shares of Company common stock issued to Bigger Capital on July 20, 2021, and asserted causes of action for Breach of Contract, Specific Performance and Declaratory Relief. The Litigation sought compensatory damages of $3 million, liquidated damages in an estimated amount of $4 million, specific performance, attorney’s fees and declaratory relief. On or about March 4, 2024, the Company filed its answer to Bigger’s complaint.

On January 20, 2025, the Company settled the Litigation and entered into the Bigger Settlement Agreement. In exchange for a resolution to all issues and claims that relate to the previously filed action against the Company in the Supreme Court of the State of New York, New York County, Index No. 65018/2024. Pursuant to the Bigger Settlement Agreement, the Company agreed to pay or issue to Bigger Capital the following: (i) pay Bigger Capital $375,000; (ii) issue a secured convertible note in the principal amount of $1.75 million maturing on December 31, 2026 (the “Secured Convertible Bigger Note”); (iii) a convertible note in the principal amount of $3.5 million maturing June 30, 2025 (the “Convertible Bigger Note,” and, together with the Secured Convertible Bigger Note, the “Bigger Notes”); and (iv) 5,332,889 shares of common stock issuable upon the exercise of common stock purchase warrants to purchase shares of common stock of the Company at an exercise price of $0.4348 per share (the “Bigger Warrants”). A significant shareholder of the Company and Bigger Capital entered into a voting agreement in favor of Bigger Capital in addition to the Bigger Settlement Agreement. The Bigger Settlement Agreement is filed herein as Exhibit 10.32. The Secured Convertible Bigger Note is filed herein as Exhibit 4.5 and the Convertible Bigger Note is filed herein as Exhibit 4.6.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company issued a total of 1,570,000 shares of common stock for services valued at $2,470,180, which included $756,250 recorded as Common Stock Payable at December 31, 2024.

During the three months ended March 31, 2024, the Company issued a total of 1,927,640 shares of common stock related to the litigation settlement valued at $809,609 which was recorded as Common Stock Payable at December 31, 2024.

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

Safety Shot, INC.

Dated: May 15, 2025	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer
(Principal Executive Officer Officer)

