Form 10-Q
period 2025-06-30
Safety Shot, Inc.
filed 2025-08-14
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

On

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, there were 144,867,311 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements

Safety Shot, Inc.

Safety Shot, Inc.

Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$466,791	$348,816
Marketable securities	54,720	54,720
Inventory	840,863	233,510
Accounts receivable	120,223	283,561
Prepaid expenses and deposits	2,181,757	920,189
Investment in Yerbae Brands	-	225,000
Investment in affiliate	3,000	3,000
Investment in SRM	18,190,351	-
Note receivable	85,000	511,557
Total current assets	21,942,705	2,580,353
Non-current assets:
Right of use assets	276,442	299,722
Goodwill	12,594,180	-
Intangible assets, net of amortization	7,167,982	4,364,321
Fixed assets, net of depreciation	85,913	94,007
Total non-current assets	20,124,517	4,758,050
TOTAL ASSETS	$42,067,222	$7,338,403

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$6,158,120	$2,218,810
Accrued expenses	2,317,160	1,667,605
Notes payable, current portion	778,144	-
Convertible notes	8,684,225	5,250,000
COVID-19 SBA loan	48,330	47,928
Line of credit	678,172	-
Current portion of lease liability	262,549	212,964
Total current liabilities	18,926,700	9,397,307
Non-current liabilities:
Long-term portion lease liability	52,153	114,148
Total non-current liabilities	52,153	114,148
Total liabilities	18,978,853	9,511,455

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000 shares authorized of which 40,000 and none are issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	40	-
Common stock, $.001 par value, 250,000,000 shares authorized, of which 101,725,935 and 62,640,314 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	101,725	62,640
Additional paid-in capital	128,127,748	110,856,719
Common stock payable	2,117,259	1,997,936
Accumulated deficit	(107,258,403)	(115,090,347)
Total shareholders’ equity (deficit)	23,088,369	(2,173,052)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$42,067,222	$7,338,403

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$44,948	$710,240	$87,049	$880,972
Cost of sales	21,070	504,528	42,182	2,887,813
Gross profit	23,878	205,712	44,867	(2,006,841)

Operating expenses:
General and administrative	4,363,514	8,618,618	9,774,838	21,575,170
Total operating costs and expenses	4,363,514	8,618,618	9,774,838	21,575,170

Other income (expense):
Interest income	(18,740)	27,183	(7,364)	31,215
Interest expense	(119,678)	(122,873)	(223,128)	(184,704)
Other expense	25,080	-	-	-
Gain on sale of marketable securities	-	(198,046)	180,556	(46,658)
Realized gain on sale of stock	-	432,548	-	432,548
Loss on settlement	(362,430)	-	(362,430)	-
Unrealized gain (loss) on equity investment	18,190,351	-	18,190,351	(599,155)
Total other income (expense)	17,714,583	138,812	17,777,985	(366,754)

Net income (loss)	$13,374,947	$(8,274,094)	$8,048,014	$(23,948,765)

Net income (loss) per share:
Basic	$0.16	$(0.16)	$0.11	$(0.48)
Diluted	$0.09	$(0.16)	$0.06	$(0.48)
Weighted average shares outstanding - basic	83,175,270	51,735,158	76,255,280	49,581,561
Weighted average shares outstanding - diluted	150,243,545	51,735,158	143,323,555	49,581,561

The accompanying notes are an integral part of these unaudited financial statements.

Safety Shot, Inc.

Consolidated Statement of Shareholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional	Common
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In- Capital	Stock Payable	Accumulated Deficit	Total
Balance, December 31, 2024	-	$-	62,640,314	$62,640	$110,856,719	$1,997,936	$(115,090,347)	$(2,173,052)
Common stock issued for services	-	-	1,570,000	1,570	1,713,930	(756,250)	-	959,250
Common stock due for bonus	-	-	-	-	-	347,500	-	347,500
Common stock issued for litigation settlement	-	-	1,927,640	1,928	807,680	(809,608)	-	-
Common stock issued for private placement	-	-	9,038,650	9,039	3,797,734	1,165,198	-	4,971,971
Fair value of options granted	-	-	-	-	678,626	-	-	678,626
Net loss	-	-	-	-	-	-	(5,326,933)	(5,326,933)
Balance, March 31, 2025	-	-	75,176,604	75,177	117,854,689	1,944,776	(120,417,280)	(542,638)
Common stock issued in connection with Yerbae acquisition	-	-	19,881,948	19,882	5,964,584	-	(216,070)	5,768,396
Common stock issued for cash	-	-	3,093,817	3,094	967,707	249,998	-	1,220,799
Common stock issued in exchange for settlement of payables	-	-	6,900,000	6,900	1,454,900	-	-	1,461,800
Common stock issued for settlement	-	-	1,143,347	1,143	464,248	(65,390)	-	400,001
Common stock issued for employee bonus	-	-	250,000	250	347,250	(347,500)		-
Common stock issued for services	-	-	1,855,244	1,854	481,629	335,375	-	818,858
Conversion of Common stock to Preferred stock	40,000	40	(6,575,025)	(6,575)	6,535	-	-	-
Warrant purchase agreement	-	-	-	-	500,000	-	-	500,000
Stock compensation expense	-	-	-	-	86,206	-	-	86,206
Net loss	-	-	-	-	-	-	13,374,947	13,374,947
Balance, June 30, 2025	40,000	$40	101,725,935	$101,725	$128,127,748	$2,117,259	$(107,258,403)	$23,088,369

	Preferred Stock		Common Stock		Additional	Common
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In- Capital	Stock Payable	Accumulated Deficit	Total
Balance, December 31, 2023	-	$-	45,634,154	$45,634	$73,726,987	$725,230	$(65,680,715)	$8,817,136
Common stock issued from stock payable for services	-	-	100,000	100	113,400	(113,500)	-	-
Common stock issued from stock payable on extinguishment of debt	-	-	262,000	262	244,782	(245,044)	-	-
Common stock due for services	-	-	-	-	-	48,400	-	48,400
Common stock due on warrant conversions	-	-	-	-	-	2,800	-	2,800
Common stock issued for services	-	-	450,000	450	614,050	-	-	614,500
Common stock issued for warrant conversions	-	-	2,774,119	2,774	3,789,441	-	-	3,792,215
Fair value of options granted	-	-	-	-	7,970,134	-	-	7,970,134
Net loss	-	-	-	-	-	-	(15,674,671)	(15,674,671)
Balance, March 31, 2024	-	-	49,220,273	49,220	86,458,794	417,886	(81,355,386)	5,570,514
Shares issued from Stock payable for services	-	-	20,000	20	48,380	(48,400)	-	-
Shares issued from Stock payable - conv note extinguishment	-	-	-	-	-	344,196	-	344,196
Shares due for services	-	-	-	-	31,500	-	-	31,500
Shares due on warrant conversion	-	-	-	-	-	(2,800)	-	(2,800)
Shares issued for employee bonus	-	-	250,000	250	347,250	-	-	347,500
Shares issued for private placement	-	-	2,369,668	2,370	4,997,630	-	-	5,000,000
Warrant conversion	-	-	156,008	156	153,844	-	-	154,000
Shareholder investment	-	-	-	-	1,000,000	-	-	1,000,000
Fair value of options granted	-	-	-	-	2,298,635	-	-	2,298,635
Net loss	-	-	-	-	-	-	(8,274,094)	(8,274,094)
Balance, June 30, 2024	-	$-	52,015,949	$52,016	$95,336,033	$710,882	$(89,629,480)	$6,469,451

The accompanying notes are an integral part of these financial statements.

Safety Shot, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	8,048,014	(23,948,765)
Depreciation and amortization expense	221,644	209,002
Fair value of shares issued for services rendered	1,778,108	694,400
Fair value of shares issued from stock payable - convertible note extinguishment	-	344,196
Fair value of shares issued for employee bonus	-	347,500
Fair value of options issued for services	764,832	10,268,769
Fair value of common stock issued in exchange for settlement of payables	1,461,800	-
Fair value of common stock issued for bonus	347,500	-
Fair value of common stock issued for settlement	250,000	-
Unrealized (gain) loss on equity investment	(18,190,351)	599,155
Gain on sale of SRM stock	-	(431,972)
Realized gain/loss on sale of marketable securities	-	269,723
Unrealized (gain) loss on marketable securities	-	101,088
Adjustments to reconcile net income (loss) to cash (used in) operating activities:
Prepaid expenses and deposits	(637,877)	(209,621)
Right of use asset	98,184	87,738
Accounts receivable	332,623	(156,710)
Note receivable	180,917	-
Inventory	(77,047)	56,392
Investment in Yerbaé	(925,000)	-
Accounts payable	713,675	(387,729)
Accrued liabilities	(545,043)	149,198
Lease liability	(104,004)	(93,306)
Net Cash (Used in) Operating Activities	(6,282,025)	(12,100,942)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of SRM stock	-	490,000
Cash received from sale of marketable securities	-	417,445
Cash paid for marketable securities	-	(3,000)
Acquisition of Yerbaé	(109,710)	-
Purchase of intangible assets	(133,060)	-
Purchase of equipment	-	(24,250)
Net Cash Provided by Investing Activities	(242,770)	880,195

CASH FLOW FROM FINANCING ACTIVITIES:
Shares issued for warrant conversion	-	3,946,215
Loans to affiliates	-	664,966
Shares issued for private placement	4,971,971	5,000,000
Shareholder investment	-	1,000,000
Repayments of convertible notes	(50,000)	-
Proceeds from issuance of common stock	1,720,799	-
Net Cash Provided by Financing Activities	6,642,770	10,611,181

CHANGE IN CASH	117,975	(609,566)

CASH AT BEGINNING OF PERIOD	348,816	3,833,349

CASH AT END OF PERIOD	466,791	3,223,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash items
Common stock issued from stock payable on extinguishment of debt	$-	$245,044.00
Common stock issued from stock payable on service	$-	$161,900.00
Common stock issued from stock payable on warrant conversions	$-	$2,800.00
Common stock issued for services	$756,250	$-
Common stock issued for loss on settlement	$875,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

SAFETY SHOT, INC.

Notes to Financial Statements

Note 1 - Organization and Business Operations

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023 the Company acquired certain assets of GBB Drink Lab Inc which included the blood alcohol reduction drink Sure Shot (the “Sure Shot Dietary Supplement”), an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol by supporting its metabolism. Concurrently with the purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched the Sure Shot Dietary Supplement in December 2023.

On January 8, 2025, the Company entered into an Arrangement Agreement on January 7, 2025 (the “Arrangement Agreement”) with Yerbaé Brands Corp. (“Yerbaé”), pursuant to which the Company agreed, among other things, to acquire all of the issued and outstanding common shares of Yerbaé (the “Yerbaé Shares”) in exchange for shares of common stock of Safety Shot (each, a “Safety Shot Share”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). The Arrangement was consummated on June 27, 2025. Yerbaé’s principal subsidiaries are Yerbaé Brands Co. (“Yerbaé USA”) and Yerbaé LLC of which Yerbaé owns 100% interests in, together, “Yerbaé”.

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

The Company generates revenue through the sale of the Sure Shot Dietary Supplement available online and Yerbaé’s plant-based, energy beverage available in several Big Box retail stores.. We are dedicated to staying up-to-date with the latest scientific research and technology, ensuring that our products are effective, safe, and meet the highest industry standards.

Going Concern Consideration

The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At June 30, 2025 and December 31, 2024, the Company had $466,791 and $348,816 respectively, in cash and negative working capital of $3,016,005 and $6,816,954, respectively. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness Investments, Inc., a Florida corporation and Yerbaé. All intercompany accounts and transactions have been eliminated.

Segment Reporting

The Company operates as a single reportable segment. The Chief Operating Decision Maker (CODM) (our CEO, Jarrett Boon) reviews the financial performance of the Company on a consolidated basis and makes decisions regarding resource allocation at that level. As a result, the Company has determined that it operates in a single operating segment in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company’s product is a dietary drink supplement. Revenues from external customers are derived from e-commerce, distributors, and direct to retail consumers. The Company only operates in the United States. The Company continued to operate as a single reportable segment subsequent to the acquisition of Yerbaé as the Company continues to operate in the same industry.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The purchase price of an acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Identifiable intangible assets are recognized separately from goodwill and are amortized over their estimated useful lives. The determination of fair values requires management to make significant estimates and assumptions. These estimates are inherently uncertain and may be refined for up to one year from the acquisition date as additional information becomes available. Transaction costs incurred in connection with business combinations are expensed as incurred.

Fair Value Measurements

The Company follows ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is determined based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies assets and liabilities measured at fair value into a three-tier hierarchy based on the observability of inputs used in the valuation:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or model-derived valuations in which all significant inputs are observable.
●	Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use.

The Company holds certain marketable securities and convertible debt instruments that are measured at fair value on a recurring basis. Convertible debt instruments are initially recorded at fair value, which may include bifurcation of embedded conversion features, if applicable, under ASC 815.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2025, or December 31, 2024.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write- offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the three and six months ended June 30, 2025, the Company had no write-downs or write-offs. During the six months ended June 30, 2024, the Company took a write down of certain raw materials and finished goods totaling $1,649,473, due to rebranding issues.

Sale of SRM Entertainment, Inc.

On August 14, 2023, SRM Entertainment, Inc. (“SRM”), completed its purchase of SRM Entertainment, Ltd, previously a wholly owned subsidiary of the Company and consummated its Initial Public Offering (“IPO”). Pursuant to the sale, the Company received 4,500,000 shares of SRM’s common stock. As of June 30, 2025, the Company held 2,347,142 of SRM ‘s common stock, which had a fair value of $18.2 million. SRM has a lock-up agreement with the Company covering the shares, under the terms of which the Company has agreed not to sell any shares until January 2026.

Trading Securities

Securities that the Company intends to sell are classified as trading securities. Trading securities are carried at fair value with gains and losses recognized in current period earnings.

Net Income (Loss) per Common Share

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

The Company only provides refunds for products that are damaged during delivery to the customer. However, instances of refunds are rare and have not historically had a material impact on the Company’s results of operations. Finally, the Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.

In addition to variable consideration, the Company also provides payments to certain customers for slotting fees. In accordance with the guidance in ASC 606-10-32, the Company determined that the payment is not in exchange for a distinct good or service and it is therefore recognized as a reduction to the transaction price. As the slotting fee payment covers the life of the contract with a customer, the initial payment is recognized as an asset and is amortized as a reduction to revenue on a rational and reasonable basis over the estimated life of the contract.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of June 30, 2025 and December 31, 2024, the Company had $0 allowance for doubtful collections.

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

The Company did not have any impairment charges during the three and six months ended June 30, 2025 and 2024.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $6,517 and $119,910 for the three months ended June 30, 2025 and 2024, respectively. The Company incurred research and development expenses of $15,522 and $261,404 for the six months ended June 30, 2025 and 2024, respectively.

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

These amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the year ended December 31, 2024. The adoption of the ASU did not have a material impact on the Company’s financial statements.

Note 3 - Prepaid Expenses and Deposits

At June 30, 2025, the Company had prepaid expenses and deposits totalling $2,181,757 consisting of $1,196,277 which includes the Company’s prepaid IR Campaign and other dues and subscriptions, $329,413 prepaid insurance, and $656,067 consisting of other prepaids, deposits on raw materials, security deposits, and capitalized slotting fees. At December 31, 2024, the Company had prepaid expenses and deposits of $920,189, consisting of $193,074 of raw materials, prepaid insurance of $260,943, security deposits of $55,116 and other prepaids of $411,056.

Note 4 - Inventory

At June 30, 2025, the Company had inventory of $840,863, consisting of $404,524 of raw materials, $439,582 of finished goods and $3,243 of inventory reserve. At December 31, 2024, the Company had inventory of $233,510, consisting of $132,785 of raw materials and packaging supplies and $100,725 of finished goods.

Note 5 - Investments

Effective August 14, 2023, the Company sold its former wholly-owned subsidiary SRM Entertainment, Inc. (“SRM”) and SRM consummated its Initial Public Offering (“IPO”)(see Sale of SRM Entertainment, Inc. included in Note 2. Above). As of June 30, 2025, the Company held 2,347,142 of SRM ‘s common stock, which are considered marketable securities and had a fair value of $18.2 million as of June 30, 2025. SRM has a lock-up agreement with the Company covering the shares, under the terms of which the Company has agreed not to sell any shares until January 2026.

Note 6 – Acquisitions

Acquisition of Yerbaé

On June 27, 2025, the Company completed the acquisition of Yerbaé, a premium energy beverage company, in a transaction accounted for as a business combination under ASC 805, Business Combinations. The acquisition supports Safety Shot’s strategic growth in the functional beverage market. The Company acquired 100% of the equity interests of Yerbaé in exchange for a combination of cash and equity. The total purchase consideration was approximately $6.0 million, comprised of 19,881,948 common shares at a fair value of $0.301, or the stock price of the Company as of the acquisition date.

The acquisition was funded through newly issued shares of the Company’s common stock. The following table summarizes the allocation of the total purchase consideration to the assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date:

June 27, 2025
Fair value of consideration paid (through issuance of common stock)	$5,984,466

Net liabilities acquired	(9,484,014)
Intangibles acquired	2,874,300
Goodwill	12,594,180
Total consideration	$5,984,466

The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill primarily represents expected synergies, brand recognition, and the assembled workforce. None of the goodwill is expected to be deductible for tax purposes. The allocation of the purchase price is preliminary and is subject to change as the Company completes its assessment of the fair value of assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date. Transaction-related costs of approximately $500,000 were expensed as incurred and are included in general and administrative expenses on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025.

Summary Pro Forma Financial Information (Unaudited)

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2025
	Safety Shot, Inc. (Historical)	Yerbae Brands Corp. (Historical)		Transaction Accounting Adjustments	Pro Forma Combined

Sales	$44,948	$835,060			$880,008

Net income (loss) from continuing operations	$13,374,947	$(2,015,752)	AA	(41,515)	$11,317,680

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2024
	Safety Shot, Inc. (Historical)	Yerbae Brands Corp. (Historical)		Transaction Accounting Adjustments	Pro Forma Combined

Sales	$710,240	$1,562,244			$2,272,484
					-
Net loss from continuing operations	$(8,274,094)	$(2,759,348)	AA	(100,790)	$(11,134,232)

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Safety Shot, Inc. (Historical)	Yerbae Brands Corp. (Historical)		Transaction Accounting Adjustments	Pro Forma Combined

Sales	$87,049	$2,048,943			$2,135,992

Net income (loss) from continuing operations	$8,048,014	$(5,347,534)	AA	(83,030)	$2,617,450

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Safety Shot, Inc. (Historical)	Yerbae Brands Corp. (Historical)		Transaction Accounting Adjustments	Pro Forma Combined

Sales	$880,972	$2,997,215			$3,878,187

Net loss from continuing operations	$(23,948,765)	$(5,553,057)	AA	(201,580)	$(29,703,402)

Adjustments to Unaudited Pro Forma Condensed Combined Statements of Operations

The pro forma adjustment is as follows:

(AA) Represents amortization of intangible assets stemming from tradenames-trade secrets and non-compete agreements. The non-compete agreements were fully amortized during the proforma period ending December 31, 2023.

The Unaudited Pro Forma Condensed Combined Statements of Operations for the three and six months ended June 30, 2025 and 2024 combines the historical statements of operations of Safety Shot, Inc. and Yerbaé Brands Corp. for such period on a pro forma basis as if the transaction had been consummated on January 1, 2024, the beginning of the earliest period presented.

GBB Acquisition

On July 10, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with GBB Drink Lab, Inc. (“GBB”) under the terms of which the Company acquired certain assets of GBB (the “Purchased Assets”) which included the patents for a blood alcohol reduction product Safety Shot, an over-the- counter dietary supplement that can lower blood alcohol content by supporting its metabolism. The purchase price was 5,000,000 shares of the Company’s restricted common stock, valued at $2,468,500, plus $2,460,664 in cash and additional amounts based upon achieving certain benchmarks. The transaction was accounted for as a single asset purchase and the entire purchase price of $4,929,164 was allocated to the patents. The APA also contains two earn-out provisions that entitle GBB to additional consideration for the Purchased Assets in the maximum amount of $5,500,000 as follows: (i) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $11,000,000 from exercises of the Company’s $1.00 Warrants at an exercise price of $1.00 per Common Share (“Milestone 1”), the Company shall pay to the Seller $2,500,000 payable in cash; and (ii) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $14,000,000 from exercises of the Company’s outstanding July 2021 Warrants at an exercise price of $1.40 per Common Share (“Milestone 2” and collectively with Milestone 1, the “Earn-Out Milestones” and individually, an “Earn-Out Milestone”), the Company shall pay to the Seller an additional $3,000,000 in cash. In December 2023, the Company paid an additional $2,000,000 under the earn-our provisions which was allocated to the patents. As of June 30, 2025, GBB is entitled to an additional payment of $175,000 under Milestone (i).

Summary of transaction and carrying value:

Purchase price:		Allocation of Purchase price:
Cash	$2,593,725	Patents	$5,062,225
Fair value of stock issued	2,468,500	Amortization	(768,543)
	$5,062,225	Balance	$4,293,682

Note 7 – Accrued Expenses

At June 30, 2025 and December 31, 2024, the Company had accrued expenses totaling $2,317,161 and $1,667,605, which consisted of accrued interest, credit card payables, advances, and payroll accruals.

Note 8 - Convertible Notes Payable

On January 20, 2025 the Company entered into a convertible note agreement with Bigger Capital LLP (i) a secured convertible note in the principal amount of $1.75 million maturing on December 31, 2026 (the “Secured Convertible Bigger Note”); and (ii) a convertible note in the principal amount of $3.5 million maturing June 30, 2025 (the “Convertible Bigger Note,” and, together with the Secured Convertible Bigger Note, the “Bigger Notes”). The Bigger Settlement Agreement was filed with the 2024 Annual Report on Form 10-K as Exhibit 10.32. The Secured Convertible Bigger Note and Secured Convertible Note were also filed with the 2024 Annual Report on Form 10-K as Exhibits 4.5 and 4.6. The notes entered were due to a legal settlement and no cash was received. On June 12, 2025, Bigger sold the notes to Trajan and Fried. The sale had no impact on the Company’s outstanding balance.

Interest expense related to the above Notes for the three and six months ended June 30, 2025 was $115,350 and $207,225.

Note 9 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at June 30, 2025 and December 31, 2024 was $48,330 and $47,928, respectively.

Note 10 - Capital Structure

Preferred Stock - The Company is authorized to issue a total of 100,000 shares of preferred stock with par value of $0.001. The Company’s Series A Preferred Stock provides holders the right to receive dividends, when, as, and if declared, on an as-converted-to-common-stock basis and in the same form as dividends paid on common stock, excluding dividends in the form of common stock which are governed by the Certificate of Designation. The Series A Preferred Stock is voting stock, with holders entitled to vote together with common stockholders on an as-converted basis, with one vote for each share of common stock into which the Series A Preferred Stock is then convertible, subject to limitations set forth in the Certificate of Designation. In the event of any liquidation, dissolution, or winding up of the Company, distributions will be made to holders of Series A Preferred Stock and common stock pro rata based on the number of shares held, treating all Series A Preferred Stock as if converted to common stock immediately prior to such event and without regard to any conversion limitations. subject to adjustment for certain corporate events, including stock dividends and splits, subsequent equity sales, rights offerings, pro rata distributions, and fundamental transactions, as defined in the Certificate of Designation.

On May 2, 2025, the Company entered into an exchange agreement with Core 4 Capital Corp., a related party, and converted 6,575,025 shares of common stock to 40,000 shares of preferred stock. The Company believes the terms of these transactions are comparable to those that could be obtained from unrelated third parties; however, because the transactions are with related parties, they may not be the result of arm’s-length negotiations. All related party balances are unsecured, non-interest bearing, and due on demand unless otherwise noted. The Company had 40,000 and 0 shares of preferred stock outstanding as of June 30, 2025 and December 31, 2024, respectively.

Common Stock - The Company is authorized to issue a total of 250,000,000 shares of common stock with par value of $0.001. As of June 30, 2025 and December 31, 2024, there were 101,725,935 and 62,640,314 shares of common stock issued and outstanding, respectively.

2025 issuances:

Common stock issued for services

During the six months ended June 30, 2025, the Company issued 3,425,244 shares of common stock in exchange for services valued at $1,778,108, based upon the closing market price of the Company’s stock on the date of related agreements.

Common stock issued for cash

During the six months ended June 30, 2025, the Company issued 3,093,817 shares of common stock valued at $1,778,108, based upon the closing market price of the Company’s stock on the date of each issuance.

Common stock issued for litigation settlement

During the six months ended June 30, 2025, the Company issued 3,070,987 shares of common stock in connection with litigation settlement.

Common stock issued for settlement of payables

During the six months ended June 30, 2025, the Company issued 6,900,000 shares of common stock in exchange for the settlement of various payables valued at $1,461,800, based upon the closing market price of the Company’s stock the date of each settlement.

Common stock issued for private placement

During the six months ended June 30, 2025, the Company had five take-downs under its S-3 Registration Statement under which the Company issued a total of 9,038,650 unrestricted shares of its common stock with a fair value of $4,971,971.

Common stock issued for employee bonus

During the six months ended June 30, 2025, the Company issued 250,000 shares of common stock with a fair value of $347,500.

Common stock issued in connection with Yerbaé acquisition

During the six months ended June 30, 2025, the Company issued 19,881,948 shares of common stock in connection with the Yerbaé acquisition (see Note 6).

The following table summarizes the issuances of the Company’s shares of common stock for the three and six months ended June 30, 2025 as follows:

Balance December 31, 2024	62,640,314
Common stock issued for services	1,570,000
Common stock issued for private placement	9,038,650
Common stock issued for loss on settlement	1,927,640
Balance March 31, 2025	75,176,604
Common stock issued in connection with Yerbaé acquisition	19,881,948
Common stock issued for cash	3,093,817
Common stock issued in exchange for settlement of liabilities	6,900,000
Common stock issued for settlement	1,143,347
Common stock issued for employee bonus	250,000
Common stock issued for services	1,855,244
Conversion of common stock to preferred stock	(6,575,025)
Balance, June 30, 2025	101,725,935

Common Stock Payable

The following table summarizes the activity of the Company’s common stock payable for the three and six months ended June 30, 2025:

Balance, December 31, 2024	$1,997,936
Common stock issued for services	(756,250)
Common stock issued for loss on settlement	(809,608)
Common stock due of executive bonus	347,500
Common stock due from private placement	1,165,198
Balance, March 31, 2025	1,944,776
Common stock issued for services	335,375
Common stock issued for bonus	(347,500)
Common stock issued for cash	249,998
Common stock issued for settlement	(65,390)
Balance, June 30, 2025	$2,117,259

Note 11 - Warrants and Options

Warrants

During the year ended December 31, 2024, the Company reached a settlement with Bigger Capital Fund LP, (“Bigger”) for a resolution to all issues and claims that relate to the previously filed action against the Company in the Supreme Court of the State of New York, New York County, Index No. 65018/2024 (see Note 12). Under the terms of the Settlement the Company agreed to cancel 1,656,050 original warrants with an exercise price of $1.40 held by Bigger in exchange for 5,332,889 “exchange” warrants with an exercise price of $0.4348. The fair value of the exchange warrants is $2,732,329 which is offset by the unamortized value of $439,028 of the original warrants.

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

The following tables summarize all warrants outstanding as of June 30, 2025 and December 31, 2024, and the related changes during the period. Exercise price is the weighted average for the respective warrants at end of period.

	Number of	Wtd. Average
	Warrants	Exercise Price

Balance at December 31, 2023	14,751,835	$2.00
Warrants cancelled in the Bigger Settlement	(1,656,050)	(1.40)
Warrants issued in the Bigger Settlement	5,332,889	0.43
Warrants issued in a private placement	3,370,787	0.89
Warrants converted into common stock	(2,996,127)	(1.32)
Warrants issued in a private placement	2,753,304	0.45
Balance at December 31, 2024 and March 31, 2025	21,556,638	1.80
Yerbaé replacement warrants	2,120,622	1.41
Warrant purchase agreement with Core4	4,000,000	0.41
Balance at June 30, 2025	27,677,260	$1.57

Warrants Exercisable at June 30, 2025	27,677,260	$1.57

Stock Options

The following tables summarize all stock options outstanding as of June 30, 2025 and December 31, 2024, and the related changes during the period. Exercise price is the weighted average for the respective stock options at end of period.

	Number of	Wtd. Average
	Stock Options	Exercise Price
Balance at December 31, 2024	18,521,166	1.65
Options issued during the three months ended March 31, 2025	500,000	0.45
Balance at March 31, 2025	19,021,166	1.62
Yerbaé replacement options	1,832,105	3.07
Balance at June 30, 2025	20,853,271	$1.75

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

	Number of	Term	Exercise	Market Price on Grant	Volatility
Reporting Date	Options	(Years)	Price	Date	Percentage	Fair Value
02/21/25	500,000	5	$0.45	$0.42	161-162%	$205,165

Note 12 - Commitments and Contingencies

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

Under ASC 842, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances as of June 30, 2025 were ROU asset of $276,442, current portion of the lease liability of $262,549 and non-current portion of lease liability of $52,153. At December 31, 2024, the unamortized balances were ROU asset of $299,722, the current portion of the lease liability was $212,964 and non-current portion of the lease liability was $114,148.

Additionally, the Company recognized rent expense of $45,201 and $111,438 for the lease during the three and six months ended June 30, 2025, respectively.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

On September 5, 2023, “Sabby” Volatility Warrant Master Fund Ltd. filed a lawsuit against the Company in the federal district court for the Southern District of New York case captioned Sabby Volatility Warrant Master Fund Ltd. v. Jupiter Wellness, Inc., No.1:23-cv-07874-KPF (the “Litigation”). Sabby’s initial complaint in the Litigation alleges that the Company’s delayed spin-off and distribution of the common stock of “SRM” Entertainment. Inc. give rise to claims of breach-of-contact, promissory estoppel, and negligent misrepresentation. On November 10, 2023, Jupiter sought judicial permission to move to dismiss Sabby’s complaint, arguing that Sabby had no legal right to the delayed distribution occurring on the original record date, and that regardless, no law requires the Company to compensate Sabby for the costs of covering its short position against the Company. The Litigation was dismissed with prejudice by the federal district court for the Southern District of New York on September 23, 2024. On October 10, 2024, Sabby filed an appeal of the Southern District’s dismissal to the United States Court of Appeals for the Second Circuit. In or around March of 2025, Sabby was successful in its appeal to the Second Circuit and the lower court’s ruling was overturned as to Sabby’s breach of contract claim – Sabby’s remaining claims were dismissed. On or about July 1, 2025, the Second Circuit denied the Company’s petition for reconsideration. TH Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint. The Company has answered the amended complaint is due on March 29, 2024. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company has made an offer of $1.5 million to settle this matter.

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

The Company has reached a preliminary settlement with Brian John, the former CEO of Jupiter Wellness, whereby Mr. John had an alleged claim for certain shares of SRM (TRON) stock. The Company has agreed to give Mr. John 75.000 shares of its TRON stock. In turn, Mr. John has agreed to register 750,000 shares of the Company’s Caring Brand shares. The parties remain in a dispute as whether the 75,000 shares of the Company’s TRON stock can be registered and are freely trading. The parties have not reached a final settlement.

On or about July 29, 2025, the Company settled a dispute with Iroquois Master Fund, Ltd. and Iroquois Capital Investment Group (collectively “Iroquois”) whereby the Company agreed to pay Iroquois $2.5 million in exchange for a full release of all claims by Iroquois. (the “Dispute”). The Dispute stemmed from Iroquois alleged ownership and attempt to do a cashless exercise of certain Company stock warrants.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 13 - Subsequent Events

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Amendment to Securities Purchase Agreement

On July 2, 2025, the Company executed an Amendment to the Securities Purchase Agreement (the “SPA”), dated June 13, 2025, by and among the Company, a seller, and two accredited investors to amend the exercise price of the warrant that the investors purchased under the SPA from $0.4348 per share to $0.33 per share.

Exchange Agreement

On July 2, 2025, the Company entered into an Exchange Agreement by and among the Company and the Investors. Pursuant to the Exchange Agreement, the parties intended to effect a voluntary security exchange transaction whereby the Investors will exchange (i) a Secured Convertible Note in the principal amount of $1,750,000, maturing on December 31, 2026 (the “Secured Convertible Note”) and (ii) a Convertible Note in the principal amount of $3,500,000 maturing on July 21, 2025 (the “Convertible Note”) for an aggregate of 7,212 shares of the Series B Preferred Stock (as defined below) on the closing date of the transaction.

Series B Preferred Stock

On July 2, 2025, the Company filed a Certificate of Designation with the Delaware Secretary of State designating, 10,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”), each with a stated value of $750 per share (the “Stated Value”). The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series B Preferred Stock. Terms not otherwise defined in this item shall have the meanings given in the Certificate of Designation.

The following is a summary of the terms of the Series B Preferred Stock:

Dividends. At all times following the issuance of the Series B Preferred Stock, while shares of Series B Preferred Stock are issued and outstanding, holders of Series B Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis and without regard to any limitations on conversion set forth herein or otherwise) to and in the same form as dividends (which shall be made in accordance with the terms of the Certificate of Designation) actually paid on shares of the Company’s Common Stock (the “Common Stock”) when, as and if such dividends (which shall be made in accordance with the terms of the Certificate of Designation) are paid on shares of the Common Stock.

Voting Rights. Subject to certain limitations described in the Certificate of Designation, the Series B Preferred Stock is voting stock. Holders of the Series B Preferred Stock are entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series B Preferred Stock will be entitled to one vote for each whole share of Common Stock into which their Series B Preferred Stock is then-convertible on all matters submitted to a vote of stockholders.

Liquidation. Upon any Liquidation (as defined in the Certificate of Designation), the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of the Company’s Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series B Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Certificate of Designation immediately prior to such Liquidation, without regard to any limitations on conversion set forth in the Certificate of Designation or otherwise.

Conversion. Subject to the limitations set forth in the Certificate of Designation, at the option of the holder, each share of Series B Preferred Stock shall be convertible into a number shares of Common Stock obtained by dividing the Stated Value of each such share of Series B Preferred Stock by the conversion price of $0.34 (the “Conversion Price”). The Conversion Price is subject to adjustment, pursuant to Section 7 of the Certificate of Amendment, in the event of stock dividends and stock splits, subsequent rights offerings, pro rata distributions, and fundamental transactions.

Securities Purchase Agreement

On July 3, 2025, the Company entered into a Securities Purchase Agreement with one accredited investor for the purchase of 844,594 shares (the “PIPE Shares”) for gross proceeds of $250,000 at a negotiated price of $0.296 per share which represents a discount of 20% off of the closing price on July 3, 2025.

Stock Purchase Agreement

On July 11, 2025, the Company entered into a stock purchase agreement, dated July 11, 2025 (the “Stock Purchase Agreement”), between the Company and an institutional investor. Pursuant to the Stock Purchase Agreement, the Company sold 500,000 shares of SRM Entertainment, Inc. common stock for an aggregate amount of $3,125,000.

Nasdaq Compliance

On January 2, 2025, the Company received a notice from Nasdaq that the closing bid price for its common stock had been below $1.00 per share for the previous 30 consecutive days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). Nasdaq’s Notice has no immediate effect on the listing or trading of its common stock on the Nasdaq Capital Market.

On July 9, 2025, the Company received a notification (the “Extension Notice”) from Nasdaq informing the Company that Nasdaq has granted the Company an additional 180 calendar days to regain compliance with the minimum closing bid price requirement under the Rule for continued listing on Nasdaq. The Extension Notice has no immediate effect on the listing of the Company’s common stock. In connection with its request for an extension, the Company stated that it intends to cure its bid price deficiency during such additional 180-day period, by effecting a reverse stock split, if necessary.

If at any time before December 29, 2025, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written confirmation that the Company has achieved compliance with the Rule. The Company intends to continue actively monitoring the bid price for its common stock between now and December 29, 2025, and will consider available options to resolve the deficiency and regain compliance with the Rule, including a reverse stock split if necessary. If the Company does not regain compliance within the additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq Hearings Panel. There is no assurance, however, that the Company will regain compliance.

Registered Direct Offering and Concurrent Private Placement

On July 21, 2025, the Company entered into a Securities Purchase Agreement with accredited investors (the “Purchasers”), relating to the registered direct offering, pursuant to which on July 24, 2025, the Company issued 22,993,492 shares of the Company’s common stock, at an offering price of $0.461 per share of Common Stock (the “RD Offering”).

The Shares were issued pursuant to a Registration Statement on Form S-3 filed by the Company with the SEC on September 28, 2022 (File No. 333-267644), which was declared effective on November 9, 2022.

Pursuant to the Purchase Agreement, in a concurrent private placement, the Company agreed to sell to the Purchasers unregistered warrants (the “Common Warrants”) to purchase up to an aggregate of 45,986,984 shares of Common Stock, at a purchase price of $0.125 Common Warrant (the “Common Warrant Shares”) (the “PIPE Offering”). Each Common Warrant is exercisable for one share of Common Stock, has an exercise price of $0.461 per share, and is immediately exercisable upon issuance and has a term of exercise equal to five years from the date of issuance.

Neither the Common Warrants nor the Common Warrant Shares have been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Common Warrants were, and Common Warrant Shares will be issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors.

The aggregate gross proceeds to the Company from both the RD Offering and the PIPE Offering were approximately $16.3 million, before deducting offering expenses payable by the Company. The Company expects to use the net proceeds from the RD Offering and the PIPE Offering for working capital and general corporate purposes. The closing of the RD Offering and the PIPE Offering occurred on July 24, 2025.

The Purchase Agreement contains representations, warranties and covenants made by the Company that are customary for transactions of this type. Further, pursuant to the Purchase Agreement, the Company agreed that, on or before the tenth (10th) day following the date of the Purchase Agreement, the Company will file a registration statement on Form S-1 with the Commission registering for resale the Common Warrant Shares issuable upon exercise of the Common Warrants. The Company has further agreed that such registration statement will be declared effective by the Commission no later than forty-five (45) days (seventy-five (75) days if the Commission issues a “full review) following the closing of the RD Offering and PIPE Offering.

Pursuant to the placement agency agreement (the “Placement Agency Agreement”) entered into on July 21, 2025 by the Company with Dominari Securities LLC (“Dominari”), the Company has agreed to pay Dominari (i) a cash fee equal to 8.0% of the total gross proceeds from the RD Offering, (ii) a non-accountable expense allowance equal to 1.0% of the total gross proceeds from the RD Offering, and (iii) $150,000 for fees and expenses of Dominari’s legal counsel and other out-of-pocket expenses. In addition, the Company issued to Dominari or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 1,839,479 shares of Common Stock at an exercise price equal to $0.461 per share. The Placement Agent Warrants have substantially the same terms as the Common Warrants, are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance.

August Purchase Agreement

On August 8, 2025, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”) with an institutional investor entity (the “Investor”) for a private investment in public equity (the “PIPE Offering”) of 35,000 shares of its Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into 62,701,541 shares of common stock, par value $0.001 (the “Common Stock”), at a conversion price of $0.5582 per share of Common Stock. The 35,000 shares of Series C Preferred Stock are referred to herein as the “SPA Preferred Stock Shares.” The issuance of the SPA Preferred Stock Shares is expected to occur not later than August 20, 2025.

The Investor will pay the $25 million purchase price for the SPA Preferred Stock Shares in the form of BONK tokens (the “Consideration Tokens”), based on the closing price of BONK tokens on August 10, 2025. The Consideration Tokens will be held in the custodian wallet account designated and controlled by the Company’s Board of Directors (the “Board”). The payment of the Consideration Tokens is expected to occur not later than August 20, 2025.

On August 8, 2025, the Company also entered into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”) with the Investor, pursuant to which the Company agreed to issue 100,000 shares of the Series C Preferred Stock, convertible into 179,147,260 shares of Common Stock at a conversion price of $0.5582 per share of Common Stock, in exchange for an amount equal to 10% of all gross revenue of LetsBonk.fun in perpetuity. The 100,000 shares of Series C Preferred Stock are referred to herein as the “RSA Preferred Stock Shares,” and the SPA Preferred Stock Shares and the RSA Preferred Stock Shares are collectively referred to herein as the “Preferred Stock Shares.” The issuance of the RSA Preferred Stock Shares is expected to occur not later than August 20, 2025.

The Preferred Stock Shares cannot be converted into more than 19.99% of the currently outstanding shares of Common Stock until stockholder approval of such an issuance is obtained.

The conversion price and number of shares of Common Stock issuable upon conversion of the Preferred Stock Shares is subject to appropriate adjustment in the event of stock splits and subsequent rights offerings. There is no trading market available for the Preferred Stock Shares on any securities exchange or nationally recognized trading system. The Company does not intend to list the Preferred Stock Shares on any securities exchange or nationally recognized trading system.

The securities being offered and sold by the Company under the August Purchase Agreement and the Revenue Sharing Agreement have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The securities were offered only to accredited investors.

Pursuant to the August Purchase Agreement and the Revenue Sharing Agreement, on August 11, 2025, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of the State of Delaware (the “Series C Certificate of Designation”).

The stated value of the Series C Preferred Stock is $1,000 per share.

Holders of the Preferred Stock Shares are entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock are convertible on the basis of a conversion price of $1.00. The Holders shall vote together with the holders of shares of Common Stock as a single class. The Preferred Stock Shares cannot be voted on an “as converted basis” of more than 19.99% of the currently outstanding shares of Common Stock until shareholder approval of such voting rights is obtained.

Holders shall be entitled to receive, and the Company shall pay, dividends on Preferred Stock Shares equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Preferred Stock Shares shall be entitled to receive out of the assets of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock Shares were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock.

In the event that LetsBonk.fun ceases operations on or prior to the six-month anniversary of the original issuance date of the Preferred Stock Shares, then 50% of the Preferred Stock Shares issued shall be subject to automatic rescission and shall be returned to the Company for cancellation without further action by the Investor or the Company.

At all times when the Series C Preferred Stock remains issued and outstanding, (1) the holders of record of the shares of Series C Preferred Stock, exclusively and voting together as a separate class on an as-converted to Common Stock basis, shall be entitled to elect 50% of the directors of the Company (the “Preferred Directors”); and (2) the holders of record of the shares of Common Stock and of any other class or series of voting stock, exclusively and voting together as a single class on an as-converted to Common Stock basis, shall be entitled to elect the balance of the total number of directors of the Company (the “At-Large Directors”). If the holders of shares of the Series C Preferred Stock fail to elect a sufficient number of directors to fill all directorships for which they are entitled to elect directors, then any directorship not so filled shall remain vacant until such time as the holders of the Series C Preferred Stock fill such directorship.

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

General Overview

Safety Shot Inc. (NASDAQ: SHOT) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the dietary supplement product Safety Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its dietary supplement, the Sure Shot Dietary Supplement. Concurrently with the asset purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched its e-commerce sale of the Sure Shot Dietary Supplement in December 2023. On June 27, 2025, the Company completed the acquisition of Yerbaé, a premium energy beverage company, in a transaction accounted for as a business combination. The acquisition supports Safety Shot’s strategic growth in the functional beverage market.

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

Our focus centers on the commercialization of a 4-ounce product positioned as a dietary supplement. Beyond our existing product, we feature a convenient powdered stick pack version. This strategic expansion aligns with our corporate vision to address evolving consumer demands, positioning the Company in the market for dietary supplements. We believe that this initiative not only enriches our product portfolio but also emphasizes our dedication to innovation and adaptability, catering to the discerning preferences of health-conscious consumers. The Company’s primary focus in the beverage sector is the commercialization of the Sure Shot Dietary Supplement and Yerbaé’s plant-based, energy beverage.

Products Roadmap

The Sure Shot Dietary Supplement was launched on our own website and through Amazon in December 2023 and with several Big Box stores. The Company is advancing several product formats and formulations to continue to offer an array of products that can be purchased at various locations that coincide with consumer shopping habits.

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

Recent Developments

Acquisition of Yerbaé Brands

On June 27, 2025, the Company completed the acquisition of Yerbaé, a premium energy beverage company, in a transaction accounted for as a business combination under ASC 805, Business Combinations. The acquisition supports Safety Shot’s strategic growth in the functional beverage market.

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

August Purchase Agrement

On August 8, 2025, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”) with an institutional investor entity (the “Investor”) for a private investment in public equity (the “PIPE Offering”) of 35,000 shares of its Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into 62,701,541 shares of common stock, par value $0.001 (the “Common Stock”), at a conversion price of $0.5582 per share of Common Stock. The 35,000 shares of Series C Preferred Stock are referred to herein as the “SPA Preferred Stock Shares.” The issuance of the SPA Preferred Stock Shares is expected to occur not later than August 20, 2025.

The Investor will pay the $25 million purchase price for the SPA Preferred Stock Shares in the form of BONK tokens (the “Consideration Tokens”), based on the closing price of BONK tokens on August 10, 2025. The Consideration Tokens will be held in the custodian wallet account designated and controlled by the Company’s Board of Directors (the “Board”). The payment of the Consideration Tokens is expected to occur not later than August 20, 2025.

On August 8, 2025, the Company also entered into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”) with the Investor, pursuant to which the Company agreed to issue 100,000 shares of the Series C Preferred Stock, convertible into 179,147,260 shares of Common Stock at a conversion price of $0.5582 per share of Common Stock, in exchange for an amount equal to 10% of all gross revenue of LetsBonk.fun in perpetuity. The 100,000 shares of Series C Preferred Stock are referred to herein as the “RSA Preferred Stock Shares,” and the SPA Preferred Stock Shares and the RSA Preferred Stock Shares are collectively referred to herein as the “Preferred Stock Shares.” The issuance of the RSA Preferred Stock Shares is expected to occur not later than August 20, 2025.

The Preferred Stock Shares cannot be converted into more than 19.99% of the currently outstanding shares of Common Stock until stockholder approval of such an issuance is obtained.

The conversion price and number of shares of Common Stock issuable upon conversion of the Preferred Stock Shares is subject to appropriate adjustment in the event of stock splits and subsequent rights offerings. There is no trading market available for the Preferred Stock Shares on any securities exchange or nationally recognized trading system. The Company does not intend to list the Preferred Stock Shares on any securities exchange or nationally recognized trading system.

The securities being offered and sold by the Company under the August Purchase Agreement and the Revenue Sharing Agreement have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The securities were offered only to accredited investors.

Pursuant to the August Purchase Agreement and the Revenue Sharing Agreement, on August 11, 2025, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of the State of Delaware (the “Series C Certificate of Designation”).

The stated value of the Series C Preferred Stock is $1,000 per share.

Holders of the Preferred Stock Shares are entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock are convertible on the basis of a conversion price of $1.00. The Holders shall vote together with the holders of shares of Common Stock as a single class. The Preferred Stock Shares cannot be voted on an “as converted basis” of more than 19.99% of the currently outstanding shares of Common Stock until shareholder approval of such voting rights is obtained.

Holders shall be entitled to receive, and the Company shall pay, dividends on Preferred Stock Shares equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Preferred Stock Shares shall be entitled to receive out of the assets of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock Shares were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock.

In the event that LetsBonk.fun ceases operations on or prior to the six-month anniversary of the original issuance date of the Preferred Stock Shares, then 50% of the Preferred Stock Shares issued shall be subject to automatic rescission and shall be returned to the Company for cancellation without further action by the Investor or the Company.

At all times when the Series C Preferred Stock remains issued and outstanding, (1) the holders of record of the shares of Series C Preferred Stock, exclusively and voting together as a separate class on an as-converted to Common Stock basis, shall be entitled to elect 50% of the directors of the Company (the “Preferred Directors”); and (2) the holders of record of the shares of Common Stock and of any other class or series of voting stock, exclusively and voting together as a single class on an as-converted to Common Stock basis, shall be entitled to elect the balance of the total number of directors of the Company (the “At-Large Directors”). If the holders of shares of the Series C Preferred Stock fail to elect a sufficient number of directors to fill all directorships for which they are entitled to elect directors, then any directorship not so filled shall remain vacant until such time as the holders of the Series C Preferred Stock fill such directorship.

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

The Sure Shot Dietary Supplement

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

Results of Operations

For the three months ended June 30, 2025 and 2024

	For the Three Months Ended June 30,
	2025	2024
Sales	$44,948	$710,240
Cost of Sales	21,070	504,528
Gross Profit	23,878	205,712
Total operating expenses	(4,363,514)	(8,618,618)
Other income (expense)	17,714,583	138,812
Net income (loss)	$13,374,947	$(8,274,094)

Revenues and Cost of Sales

We generated $44,948 in revenues for the three months ended June 30, 2025 compared to $710,240 in revenues for the three months ended June 30, 2024. We have been redirecting our focus on closing the acquisition of Yerbaé along with a new marketing strategy, which will be implemented in the third quarter of 2025. We expect revenues to increase as a result of this. Cost of sales for the three months ended June 30, 2025 was $21,070 compared to $504,528 for the three months ended June 30, 2024. The decrease is due to decreased revenues in 2025.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $4,363,514 for the three months ended June 30, 2025 compared to $8,618,618 for the three months ended June 30, 2024.

Operating expenses for the three months ended June 30, 2025 were in connection with our daily operations as follows: (i) marketing expenses of $863,620; (ii) research and development of $6,517; (iii) legal and professional expenses of $1,413,402, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $45,200; (v) depreciation and amortization of $110,793; (vi) general and administrative expenses of $982,243, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $911,731.

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

Other income for the three months ended June 30, 2025 included: (i) interest expense of $18,740; (ii) interest expense of $119,678; (iii) other expense of $25,080; (iv) loss on settlement of $362,430 and (v) unrealized gain on equity investment of $18,190,351.

Other income for the three months ended June 30, 2024 included: (i) interest income of $27,183; (ii) interest expense of $122,873; (iii) recognized gain on sale of stock of $432,548 and (iv) net loss on sale of marketable securities of $198,046.

For the six months ended June 30, 2025 and 2024

	For the Six Months Ended June 30,
	2025	2024
Sales	$87,049	$880,972
Cost of Sales	42,182	2,887,813
Gross Profit (Loss)	44,867	(2,006,841)
Total operating expenses	(9,774,838)	(21,575,170)
Other income (expense)	17,777,985	(366,754)
Net income (loss)	$8,048,014	$(23,948,765)

Revenues and Cost of Sales

We generated $87,049 in revenues for the six months ended June 30, 2025 compared to $880,972 in revenues for the six months ended June 30, 2024. We have been redirecting our focus on closing the acquisition of Yerbaé along with a new marketing strategy, which will be implemented in the third quarter of 2025. We expect revenues to increase as a result of this. Cost of sales for the six months ended June 30, 2025 was $42,182 compared to $2,887,813 for the three months ended June 30, 2024. The decrease is due to decreased revenues in 2025 and a one-time inventory write-off of $1,649,473 in 2024 related to product rebranding.

Operating Expenses and Other Expense

We had total operating expenses of $9,774,838 for the six months ended June 30, 2025 compared to $21,575,170 for the six months ended June 30, 2024.

Operating expenses for the six months ended June 30, 2025 were in connection with our daily operations as follows: (i) marketing expenses of $1,220,051; (ii) research and development of $15,522; (iii) legal and professional expenses of $3,563,638, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $111,769; (v) depreciation and amortization of $221,585; (vi) general and administrative expenses of $1,715,498, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $2,897,107.

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

Other income for the six months ended June 30, 2025 included: (i) interest expense of $7,364; (ii) interest expense of $233,128; (iii) gain on sale of stock of $180,556; (iv) loss on settlement of $362,430 and (v) unrealized gain on equity investment of $18,190,351.

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

On June 27, 2025, we completed the acquisition of Yerbae Brands Corp. (“Yerbae”), a transaction that significantly expanded our operations and business structure. As permitted by SEC guidance, management has excluded Yerbae from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025.

Management is in the process of integrating Yerbae into our overall internal control framework. As such, our internal controls over financial reporting will be evaluated to incorporate Yerbae in future periods.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 5, 2023, “Sabby” Volatility Warrant Master Fund Ltd. filed a lawsuit against the Company in the federal district court for the Southern District of New York case captioned Sabby Volatility Warrant Master Fund Ltd. v. Jupiter Wellness, Inc., No.1:23-cv-07874-KPF (the “Litigation”). Sabby’s initial complaint in the Litigation alleges that the Company’s delayed spin-off and distribution of the common stock of “SRM” Entertainment. Inc. give rise to claims of breach-of-contact, promissory estoppel, and negligent misrepresentation. The Litigation was dismissed with prejudice by the federal district court for the Southern District of New York on September 23, 2024. On October 10, 2024, Sabby filed an appeal of the Southern District’s dismissal to the United States Court of Appeals for the Second Circuit. In and around March of 2025, Sabby was successful in its appeal to the Second Circuit and the lower court’s ruling was overturned as to Sabby’s breach of contract claim – Sabby’s remaining claims were dismissed. On or about July 1, 2025, the Second Circuit denied the Company’s petition for reconsideration. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint. The Company has answered the amended complaint is due on March 29, 2024. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company has made an offer of $1.5 million to settle this matter.

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

The Company has reached a preliminary settlement with Brian John, the former CEO of Jupiter Wellness, whereby Mr. John had an alleged claim for certain shares of SRM (TRON) stock. The Company has agreed to give Mr. John 75.000 shares of its TRON stock. In turn, Mr. John has agreed to register 750,000 shares of the Company’s Caring Brand shares. The parties remain in a dispute as whether the 75,000 shares of the Company’s TRON stock can be registered and are freely trading. The parties have not reached a final settlement.

On or about July 29, 2025, the Company settled a dispute with Iroquois Master Fund, Ltd. and Iroquois Capital Investment Group (collectively “Iroquois”) whereby the Company agreed to pay Iroquois $2.5 million in exchange for a full release of all claims by Iroquois. (the “Dispute”). The Dispute stemmed from Iroquois alleged ownership and attempt to do a cashless exercise of certain Company stock warrants.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In a Current Report on Form 8-K filed with the Commission on June 27, 2025, the Company disclosed the appointment of Todd Gibson to the Board of Directors. Mr. Gibson ultimately did not accept such appointment and there is currently no arrangement for Mr. Gibson to serve as a director of the Company.

Item 6. Exhibits

Exhibit Number	Description

(3)
3.1	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on August 14, 2025)
(4)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on July 24, 2025)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on July 24, 2025)
(10)
10.1	Form of Securities Purchase Agreement, dated July 21, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 24, 2025)
10.2	Form of Placement Agency Agreement, dated July 21, 2025 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 24, 2025)
10.3	Form of Securities Purchase Agreement, dated August 8, 2025 (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed with the SEC on August 14, 2025)
10.4	Form of Revenue Sharing Agreement, dated August 8, 2025 (incorporated by reference to the Exhibit 10.2 Current Report on Form 8-K filed with the SEC on August 14, 2025)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Safety Shot, INC.

Dated: August 14, 2025	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer
(Principal Executive Officer Officer)

