Form 10-Q
period 2025-09-30
BONK, INC.
filed 2025-11-19
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

On

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_____________

Commission File Number 001-39569

BONK, INC.

(Exact name of registrant as specified in charter)

Delaware	83-2455880
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

18801 N Thompson Peak Pkwy Ste 380, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

(561) 244-7100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.001 par value per share	BNKK	Nasdaq
Warrants to purchase shares of common stock	BNKKW	Nasdaq

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

As of November 15, 2025, there were 183,976,283 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes the accounts of Bonk, Inc., a Delaware corporation (“Bonk”). References in this Report to “we”, “our”, “us” or the “Company” refer to Bonk, Inc. and its consolidated subsidiaries unless the context dictates otherwise.

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

1

Item 1. Financial Statements

Bonk, Inc.

Bonk, Inc.

Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$8,960,261	$348,816
Marketable securities	54,720	54,720
Digital assets	23,295,649	-
Inventory	890,841	233,510
Accounts receivable	357,990	283,561
Other receivable – related party	21,535,069	-
Prepaid expenses and deposits	3,157,984	920,189
Investment in Yerbae Brands	-	225,000
Investment in affiliate	3,000	3,000
Equity-method investment	98,998	-
Note receivable	139,405	511,557
Total current assets	58,493,917	2,580,353
Non-current assets:
Right of use assets	45,805	299,722
Goodwill	12,594,180	-
Related party revenue sharing – other asset, net of amortization	2,195,379	-
Intangible assets, net of amortization	7,637,261	4,364,321
Fixed assets, net of depreciation	75,134	94,007
Total non-current assets	22,547,759	4,758,050
TOTAL ASSETS	$81,041,676	$7,338,403

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$3,061,657	$2,218,810
Accrued expenses	2,079,295	1,667,605
Notes payable, current portion	275,000
Convertible notes	-	5,250,000
COVID-19 SBA loan	48,805	47,928
Current portion of lease liability	57,700	212,964
Total current liabilities	5,522,457	9,397,307
Non-current liabilities:
Long-term portion lease liability	-	114,148
Total non-current liabilities	-	114,148
Total liabilities	5,522,457	9,511,455

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized of which 182,205 and none are issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	182	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, of which 171,441,738 and 62,640,314 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	171,441	62,640
Additional paid-in capital	193,290,065	110,856,719
Common stock payable	22,897,150	1,997,936
Accumulated deficit	(140,839,619)	(115,090,347)
Total shareholders’ equity (deficit)	75,519,219	(2,173,052)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$81,041,676	$7,338,403

The accompanying notes are an integral part of these unaudited financial statements.

Bonk, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beverage sales	$1,514,817	$110,213	$1,601,865	$519,793
Related party income from digital assets	509,085	-	509,085	-
Cost of sales	1,480,760	402,399	1,522,942	2,549,099
Gross profit	543,142	(292,186)	588,008	(2,029,306)

Operating expenses:
General and administrative	17,215,566	11,348,320	26,990,405	32,923,489
Total operating costs and expenses	17,215,566	11,348,320	26,990,405	32,923,489

Other income (expense):
Interest income	72,227	9,484	64,863	40,699
Interest expense	(273,711)	(67,404)	(496,840)	(252,108)
Loss on settlement	(4,278,036)	-	(4,640,465)	-
Gain (loss) on sale of marketable securities	-	-	180,556	(46,658)
Realized gain on sale of stock	500,000	68,333	500,000	231,159
Loss on exchange	(120,446)	-	(120,446)	-
Gain on debt extinguishment	-	-	-	-
Unrealized loss on digital asset	(7,213,473)	-	(7,213,473)	-
Unrealized gain (loss) on equity investment	(5,595,353)	-	12,594,998	(599,155)
Total other income (expense)	(16,908,792)	10,413	869,193	(626,063)

Loss from operations	$(33,581,216)	$(11,630,093)	$(25,533,204)	$(35,578,858)

Loss from discontinued operations	-	(299,184)	-	(299,184)

Net loss	$(33,581,216)	$(11,929,277)	$(25,533,204)	$(35,878,042)

Net income (loss) per share:
Basic	$(0.22)	$(0.21)	$(0.25)	$(0.69)
Weighted average shares outstanding - basic	150,285,425	55,930,639	101,203,168	51,713,368

The accompanying notes are an integral part of these unaudited financial statements.

Bonk, Inc.

Consolidated Statement of Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Common Stock Payable	Accumulated Deficit	Total
Balance, December 31, 2024	-	$-	-	$-	-	$-	62,640,314	$62,640	$110,856,719	$1,997,936	$(115,090,347)	$(2,173,052)
Common stock issued for services	-	-	-	-	-	-	1,570,000	1,570	1,713,930	(756,250)	-	959,250
Common stock due for bonus	-	-	-	-	-	-	-	-	-	347,500	-	347,500
Common stock issued for litigation settlement	-	-	-	-	-	-	1,927,640	1,928	807,680	(809,608)	-	-
Common stock issued for private placement	-	-	-	-	-	-	9,038,650	9,039	3,797,734	1,165,198	-	4,971,971
Fair value of options granted	-	-	-	-	-	-	-	-	678,626	-	-	678,626
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	(5,326,933)	(5,326,933)
Balance, March 31, 2025	-	-	-	-	-	-	75,176,604	75,177	117,854,689	1,944,776	(120,417,280)	(542,638)
Common stock issued in connection with Yerbae acquisition	-	-	-	-	-	-	19,881,948	19,882	5,964,584	-	(216,070)	5,768,396
Common stock issued for cash	-	-	-	-	-	-	3,093,817	3,094	967,707	249,998	-	1,220,799
Common stock issued in exchange for settlement of payables	-	-	-	-	-	-	6,900,000	6,900	1,454,900	-	-	1,461,800
Common stock issued for settlement	-	-	-	-	-	-	1,143,347	1,142	464,248	(65,390)	-	400,000
Shares issued for employee bonus	-	-	-	-	-	-	250,000	250	347,250	(347,500)	-	-
Common stock issued for services	-	-	-	-	-	-	1,855,244	1,855	481,629	335,375	-	818,859
Conversion of Common stock to Preferred stock	39,993	40	-	-	-	-	(6,575,025)	(6,575)	6,535	-	-	(0)
Warrant purchase agreement	-	-	-	-	-	-	-	-	500,000	-	-	500,000
Stock compensation expense	-	-	-	-	-	-	-	-	86,206	-	-	86,206
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	13,374,947	13,374,947
Balance, June 30, 2025	39,993	$40	-	$-	-	$-	101,725,935	$101,725	$128,127,748	$2,117,259	$(107,258,403)	$23,088,369
Common stock issued for cash	-	-	-	-	-	-	35,560,434	35,560	20,151,795	(1,040,998)	-	19,146,357
Common stock issued in exchange for settlement of payables	-	-	-	-	-	-	16,350,000	16,350	3,010,132	-	-	3,026,482
Common stock issued for settlement	-	-					1,262,500	1,263	749,015	(81,680)	-	668,598
Common stock issued for services	-	-					625,000	625	263,750	(264,375)	-	-
Common stock due for services										264,375		264,375
Loss on Preferred stock A issued for common stock exchange										120,446		120,446
Preferred stock B issued for convertible note	-	-	7,212	7	-	-	-	-	5,408,518	-	-	5,408,525
Preferred stock C issued for Digital Asset Agreement	-	-	-	-	135,000	135.00	-	-	27,284,852		-	27,284,987
Warrant purchase agreement	-	-					200,000	200	49,800		-	50,000
Exchange of common stock for Series A preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	-	-	15,717,869	15,718	7,657,092	367,500	-	8,040,310
Fair value of options granted									466,917			466,917
Common Stock to be issued for digital asset agreement	-	-	-	-	-	-	-	-	-	21,535,069	-	21,535,069
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	(33,581,216)	(33,581,216)
Balance, September 30, 2025	39,993	$40	7,212	$7	135,000	$135	171,441,738	$171,441	$193,290,065	$22,897,150	$(140,839,620)	$75,519,219

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Common Stock Payable	Accumulated Deficit	Total
Balance, December 31, 2023	-	$-	-	$-	-	$-	45,634,154	$45,634	$73,726,987	$725,230	$(65,680,715)	$8,817,136
Common stock issued from stock payable for services	-	-	-	-	-	-	100,000	100	113,400	(113,500)	-	-
Common stock issued from stock payable on extinguishment of debt	-	-	-	-	-	-	262,000	262	244,782	(245,044)	-	-
Common stock due for services	-	-	-	-	-	-	-	-	-	48,400	-	48,400
Common stock due on warrant conversions	-	-	-	-	-	-	-	-	-	2,800	-	2,800
Common stock issued for services	-	-	-	-	-	-	450,000	450	614,050	-	-	614,500
Common stock issued for warrant conversions	-	-	-	-	-	-	2,774,119	2,774	3,789,441	-	-	3,792,215
Fair value of options granted	-	-	-	-	-	-	-	-	7,970,134	-	-	7,970,134
Net loss	-	-	-	-	-	-	-	-	-	-	(15,674,671)	(15,674,671)
Balance, March 31, 2024	-	-	-	-	-	-	49,220,273	49,220	86,458,794	417,886	(81,355,386)	5,570,514
Shares issued from Stock payable for services	-	-	-	-	-	-	20,000	20	48,380	(48,400)	-	-
Shares issued from Stock payable - conv note extinguishment	-	-	-	-	-	-	-	-	-	344,196	-	344,196
Shares due for services	-	-	-	-	-	-	-	-	31,500	-	-	31,500
Shares due on warrant conversion	-	-	-	-	-	-	-	-	-	(2,800)	-	(2,800)
Shares issued for employee bonus	-	-	-	-	-	-	250,000	250	347,250	-	-	347,500
Shares issued for private placement	-	-	-	-	-	-	2,369,668	2,370	4,997,630	-	-	5,000,000
Warrant conversion	-	-	-	-	-	-	156,008	156	153,844	-	-	154,000
Shareholder investment	-	-	-	-	-	-	-	-	-	1,000,000	-	1,000,000
Fair value of options granted	-	-	-	-	-	-	-	-	2,298,635	-	-	2,298,635
Net loss	-	-	-	-	-	-	-	-	-	-	(8,274,094)	(8,274,094)
Balance, June 30, 2024	-	$-	-	$-	-	$-	52,015,949	$52,016	$94,336,033	$1,710,882	$(89,629,480)	$6,469,451
Shares issued from Stock payable - conv note extinguishment	-	-	-	-	-	-	330,957	332	343,864	(344,196)	-	-
Shares to be issued from Stock Payable - Conv not extinguishment	-	-	-	-	-	-	-	-	-	1,543,208	-	1,543,208
Shares due for services	-	-	-	-	-	-	2,057,436	2,057	2,553,343	-	-	2,555,400
Shares issued for employee bonus	-	-	-	-	-	-	250,000	250	347,250	-	-	347,500
Shares issued for private placement	-	-	-	-	-	-	4,762,212	4,762	4,916,587	(1,000,000)	-	3,921,349
Warrant conversion	-	-	-	-	-	-	66,000	66	16,434	-	-	16,500
Deconsolidation from Caring Brands, Inc.	-	-	-	-	-	-	-	-	935,836	-	-	935,836
Fair value of options granted	-	-	-	-	-	-	-	-	2,518,521	-	-	2,518,521
Net loss	-	-	-	-	-	-	-	-	-	-	(11,929,277)	(11,929,277)
Balance, September 30, 2024	-	$-	-	$-	-	$-	59,482,554	$59,483	$105,967,868	$1,909,894	$(101,558,757)	$6,378,488

The accompanying notes are an integral part of these financial statements.

Bonk, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(25,533,204)	(35,578,858)
Depreciation and amortization expense	423,822	318,035
Fair value of shares issued for services rendered	9,818,419	3,249,801
Fair value of common stock due for services	264,375	-
Fair value of shares issued for employee bonus	347,500	695,000
Fair value of options issued for services	1,231,750	12,787,290
Fair value of common stock issued for settlement	918,598	-
Fair value of SRM shares granted in connection with settlement	391,000	-
Unrealized gain/loss on equity investment	(12,594,998)	599,155
Unrealized loss on digital asset	7,213,473
Loss on exchange	120,446	-
Gain on sale of SRM stock	-	(431,972)
Realized gain/loss on sale of marketable securities	-	269,723
Unrealized gain/loss on marketable securities	-	101,088
Adjustments to reconcile net loss to cash (used in) operating activities:
Prepaid expenses and deposits	(1,614,104)	526,556
Right of use asset	328,821	133,027
Accounts receivable	94,856	354
Note receivable	126,512	-
Investment in Yerbaé	(925,000)	-
Inventory	(127,025)	272,233
Accounts payable	2,105,493	(227,924)
Revenue on Digital Assets	(509,085)
Accrued liabilities	(781,133)	187,188
Lease liability	(361,007)	(142,432)
Net cash (used in) continuing operating Activities	(19,060,491)	(17,241,736)

Reclassification to discontinued operations
Loss from discontinued operations	-	(299,184)
Net cash (used in) discontinued operations	-	(299,184)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of investments	12,105,000	490,000
Cash received from sale of marketable securities	-	417,445
Cash paid for investment	-	(572,694)
Purchase of intangible assets	(704,189)	-
Purchase of digital assets	(5,000,037)	-
Acquisition of Yerbaé	(109,710)	-
Purchase of equipment	60	(87,162)
Net Cash Provided by Investing Activities	6,291,124	247,589

CASH FLOW FROM FINANCING ACTIVITIES:
Shares issued for warrant conversion	-	3,962,715
Shares issued for private placement	4,971,970	9,921,832
Deconsolidation of CBI from SS	-	935,836
Proceeds from notes payable	-	-
Repayments of convertible notes	(4,508,315)	-
Proceeds from issuance of common stock	20,367,156	-
Proceeds from warrant purchase agreement	550,000	-
Net Cash Provided by Financing Activities	21,380,811	14,820,383

CHANGE IN CASH	8,611,444	(2,472,948)

CASH AT BEGINNING OF PERIOD	348,816	3,833,349

CASH AT END OF PERIOD	8,960,260	1,360,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash items
Common stock issued from stock payable on extinguishment of debt	$-	$245,044
Common stock issued from stock payable on service	$-	$161,900
Common stock issued from stock payable on warrant conversions	$-	$2,800
Investment in GBB asset	$-	$175,000
Common stock issued for note conversion	$-	$1,543,208
Common stock issued for Bonk Coins	$21,535,069	$-
Shares issued for L & H	$81,680	$-
Fair value of common stock issued in exchange for settlement of payables	$4,488,282	$-
Issuance of Preferred Stock B in connection with payoff of Convertible notes	$5,408,525	$-
Issuance of Preferred Stock C in connection in exchange for digital assets	$25,000,000	$-
Issuance of Preferred Stock C in connection in exchange for digital assets	$2,284,987	$-
Common stock issued for services	$756,250	$-
Common stock issued for loss on settlement	$875,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

BONK, INC.

Notes to Financial Statements

Note 1 - Organization and Business Operations

Bonk, Inc. (NASDAQ: BNKK) was formerly known as Safety Shot, Inc., and prior to that, Jupiter Wellness, Inc. In August 2023 the Company acquired certain assets of GBB Drink Lab Inc which included the blood alcohol reduction drink Sure Shot (the “Sure Shot Dietary Supplement”), an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol by supporting its metabolism. Concurrently with the purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched the Sure Shot Dietary Supplement in December 2023.

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

On October 10, 2025, the Company changed its corporate name from Safety Shot, Inc. to Bonk, Inc., following the filing of a Certificate of Amendment with the State of Delaware on October 8, 2025. The name change, which became effective on the Nasdaq Capital Market under the new trading symbols “BNKK” and “BNKKW”, reflects the Company’s strategic repositioning and alignment with the BONK ecosystem and its broader focus on digital asset and decentralized finance initiatives.

Historically, the Company generated revenue through the sale of its Sure Shot dietary supplement and Yerbaé’s plant-based energy beverage products, which were distributed online and through various retail channels. During 2025, the Company began to transition its strategic focus away from beverage sales toward opportunities within the digital asset and decentralized finance sectors. The Company’s current activities are centered on developing, investing in, and participating in projects aligned with the BONK ecosystem and other blockchain-based initiatives.

Going Concern Consideration

The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At September 30, 2025 and December 31, 2024, the Company had $8,960,261 and $348,816 respectively, in cash and working capital of $52,971,459 and $(6,816,954), respectively. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness Investments, Inc, Yerbaé, Safety Shot, Inc. and Bonk Holdings, LLC. All intercompany accounts and transactions have been eliminated.

Segment Reporting

The Company has two reportable segments: (i) the dietary and energy beverage business and (ii) digital assets, consisting of investing for growth in the appreciation of the asset and staking the tokens to produce income.

Gross profit (loss) is the segment performance measure the chief operating decision maker (“CODM”) (our CEO, Jarrett Boon) uses to assess the Company’s reportable segments.

The dietary and energy beverage products generate revenue from the sale of these products through Amazon and other direct channels. Cost of revenue consists primarily of direct manufacturing costs and freight and shipping.

The digital assets have nominal costs associated with revenue generated through staking.

The following table presents segment revenue and segment gross profit for the nine months ended September 30, 2025 and 2024 reviewed by the CODM:

	September 30,	September 30
	2025	2024

Revenue from beverage sales	$1,601,866	$519,793
Cost of sales	1,522,942	2,549,099
Gross profit	78,924	(2,029,306)

Related party income from digital assets	$509,085	$-

Operating (expenses)	(26,990,405)	(32,923,489)
Interest income	64,863	40,699
Interest expense	(496,840)	(252,108)
Net Realized gain (loss) on sale of stock	500,000	231,159
Net realized gain (loss) on marketable securities	180,556	(46,658)
Net Loss on settlement	(4,640,465)	-
Net unrealized gain (loss) on digital assets	(7,213,473)	-
Net unrealized gain on equity investment	12,594,998	(599,155)
Net loss on exchange	(120,446)	-
Net income (loss)	$(25,533,204)	$(35,578,859)

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

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

The Company holds certain marketable securities that are measured at fair value on a recurring basis. Convertible debt instruments are initially recorded at fair value, which may include bifurcation of embedded conversion features, if applicable, under ASC 815.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2025, or December 31, 2024.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write- offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the three and nine months ended September 30, 2025, the Company had no write-downs or write-offs. During the nine months ended September 30, 2024, the Company took a write down of certain raw materials and finished goods totaling $1,902,279, due to rebranding issues.

Trading Securities

Securities that the Company intends to sell are classified as trading securities. Trading securities are carried at fair value with gains and losses recognized in current period earnings.

Digital Assets

Our Digital Assets consist of BONK tokens (“Bonk”), as part of its treasury strategy, that meet the scope requirements of ASU 2023-08, Accounting for and Disclosure of Crypto Assets. The Company accounts for these assets at fair value in accordance with ASC 350-60 and ASC 820, with changes in fair value recognized in net income.

Digital Assets are classified as current or noncurrent in the consolidated balance sheet under ASC-210, based on the Company’s intended holding period and liquidity considerations. Assets expected to be sold or used within one year from the reporting date are classified as current assets. Treasury assets not intended to be sold or converted to cash within the operating cycle are classified as noncurrent assets.

Crypto assets are not offset against any related liabilities and are presented on a gross basis in the balance sheet, consistent with ASC 210-20, unless a legal right of setoff exists and settlement is intended to occur on a net basis.

The Company determines the fair value of crypto assets using quoted prices from active markets at the balance sheet date (Level 3 inputs under ASC 820).

Gains and losses resulting from changes in fair value are included in the statement of operations.

The Company discloses the composition of crypto assets, including fair value by major type of token, as well as the location on the balance sheet and significant changes during the reporting period, in accordance with the disclosure requirements of ASU 2023-08.

Future sales or exchanges of coins will be accounted for on a first in first out basis (FIFO).

90% of revenue that is used to purchase BONK tokens is not legally or contractually restricted. Under the Revenue Sharing Agreement, 90% of gross revenues must be converted into BONK and deposited into the Treasuries Wallet. The agreement does not impose any lock-ups, use-restrictions, release conditions, or prohibitions on sale or transfer after the BONK is received. The BONK tokens are fully available for the Company’s use, without restriction. The Company has full control and the ability to sell, transfer, or use the tokens at any time. The Company has chosen, as part of its long-term economic strategy, not to sell these tokens. This is a voluntary internal policy, not an externally imposed restriction. The Company’s strategic objective is to accumulate BONK in treasury in order to support long-term token stability and ecosystem value, which is consistent with the economic purpose of the revenue-sharing arrangement. Because the tokens are fully under the Company’s control and are not subject to contractual release conditions, they are not “restricted assets”. The Company can access the economic benefits at any time if needed.

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities, and preferred stock are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share.

Revenue Recognition

Beverage Products

The Company generates its revenue from the sale of its drink products directly to the end user or through a distributor (collectively the “customers”).

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

Digital Asset Income

The Digital Assets Segment generates revenue through the Company’s participation in digital content and blockchain-based platforms under the Bonk Digital Agreement.

On August 8, 2025, the Company entered into a revenue sharing agreement with related party, Bonk Digital, Inc. (the “Bonk Agreement”) in which the Company obtained rights to a share of future revenue streams derived from Bonk’s digital platform (the “Bonk Digital Asset”). In accordance with the guidance in ASC 805-50-30-1, ASC 350-30-25-2, ASC 55-10-45-1 and ASC 820-10-35-2, a discounted cashflow with a terminal period of 5 years and a discount rate of 15% was used to calculate the fair value of future revenues in accordance with the agreement.

Revenue in this segment is recognized as the underlying platform revenues are earned by Bonk and the Company’s share becomes realizable under the terms of the Bonk Agreement. The Company’s share of those revenues is based on a fixed percentage of gross receipts or other participation metrics as defined in the agreement.

Amounts earned under the Bonk Agreement are not contingent on product sales and is recognized as “Related party income from digital assets” in the consolidated statements of operations when:

●	the performance obligations under the Bonk platform are satisfied,
●	the transaction price (i.e., the Company’s share of platform proceeds) can be reliably measured, and
●	collection is probable.

Revenue is typically recorded on a net basis, representing the Company’s proportionate share of digital platform proceeds received or receivable during the reporting period.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of September 30, 2025 and December 31, 2024, the Company had $0 allowance for doubtful collections.

Certain non-cash transactions, including the issuance of common stock in exchange for digital assets, are recorded as accounts receivable until settlement occurs. On September 30, 2025, the Company issued shares of its common stock in exchange for the Bonk Digital Asset with a fair value of $21 million. As the cash consideration for this transaction was not received until October 1, 2025, the Company recorded the transaction as an increase to Accounts Receivable and Common Stock Payable, with the digital asset recorded at its fair value on the date of issuance.

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

Other Asset - Revenue Sharing Agreement

During the three months ended September 30, 2025, the Company entered into a revenue sharing agreement (the “Agreement”) with a related party. In connection with the Agreement, the Company issued 100,000 shares of its Series C preferred stock as consideration for the counterparty’s participation in the arrangement. The Agreement entitles the counterparty to receive a portion of future revenues generated from certain Company products and initiatives, subject to the terms and conditions of the Agreement.

The issuance of the Series C preferred stock was accounted for as a non-cash transaction. The fair value of the Series C preferred stock issued was determined using a discounted cash flow model based on management’s estimates of future revenues expected to be generated under the Agreement. The resulting fair value was recorded as an increase to additional paid-in capital, with a corresponding amount recognized as an “Other asset” within the consolidated balance sheet as of September 30, 2025, representing the Company’s right to future economic benefit from the Agreement. As of September 30, 2025, the asset at a fair value of $2,195,379 and is amortized on a straight-line basis over 4.25 years. The Company recognized $44,804 in related amortization expense for the three and nine months ended September 30, 2025.”). A discounted cashflow with a terminal period of 5 years and a discount rate of 15% was used to calculate the fair value of future revenues in accordance with the agreement

The Company will evaluate the carrying value of this asset for impairment in future reporting periods as actual revenues are realized or if other indicators of impairment arise. 15

Intangible Assets

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

The Company did not have any impairment charges during the three and nine months ended September 30, 2025 and 2024.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $8,668 and $10,315 for the three months ended September 30, 2025 and 2024, respectively. The Company incurred research and development expenses of $24,190 and $271,719 for the nine months ended September 30, 2025 and 2024, respectively.

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

Discontinued Operations

On September 24, 2024, the Company signed a separation agreement with Caring Brands, Inc. Caring Brands, Inc. is no longer a subsidiary of the Company, all operations performed under the Caring Brands product line are considered discontinued operations and no longer reported the Company’s financials. The Company recognized $299,184 in loss from discontinued operations for the three and nine months ended September 30, 2024.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, enhancing segment reporting requirements under ASC 280. This ASU aims to provide investors with more detailed information about a public entity’s reportable segments, including those with a single reportable segment. The key provisions include:

1.	Enhanced Expense Disclosures: Public entities must now disclose significant segment expenses that are regularly provided to the CODM and included in each reported measure of segment profit or loss.

2.	Disclosure of Other Segment Items: Entities are required to disclose an amount for “other segment items” by reportable segment, representing the difference between reported segment revenues and the sum of significant segment expenses and the reported measure of segment profit or loss. A qualitative description of the composition of these other segment items is also required.

3.	Interim Reporting Requirements: All annual disclosures about a reportable segment’s profit or loss and assets, including the new disclosures introduced by ASU 2023-07, must now be provided in interim periods as well.

4.	Single Reportable Segment Entities: Public entities with a single reportable segment are explicitly required to provide all segment disclosures mandated by ASC 280, including those introduced by ASU 2023-07. This clarification ensures that users receive comprehensive information about the entity’s operations and performance.

5.	Disclosure of CODM Information: Entities must disclose the title and position of the CODM and explain how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and allocating resources.

These amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the year ended December 31, 2024. The adoption of the ASU did not have a material impact on the Company’s financial statements.

Note 3 - Prepaid Expenses and Deposits

At September 30, 2025, the Company had prepaid expenses and deposits totaling $3,157,984 consisting of $1,069,650 which includes the Company’s prepaid IR Campaign and other dues and subscriptions, $1,787,942 prepaid insurance, and $300,392 consisting of deposits on raw materials, security deposits, and capitalized slotting fees. At December 31, 2024, the Company had prepaid expenses and deposits of $920,189, consisting of $193,074 of raw materials, prepaid insurance of $260,943, security deposits of $55,116 and other prepaids of $411,056.

Note 4 – Digital Assets

The following table provides a roll-forward of digital assets measured at fair value on a recurring basis for the nine months ended September 30, 2025:

Fair Value
Balance as of December 31, 2024	$-
Initial receipt of BONK tokens based on SPA (Tranche 1)	25,000,037
Purchase of BONK tokens	5,000,000
BONK revenue (10% Revenue Sharing Arrangement)	509,085
Change in fair value of Bonk	(7,213,473)
Balance as of September 30, 2025	$23,295,649

During the three and nine months ended September 30, 2025, the Company recognized an unrealized loss from remeasurement of digital assets of $7,213,473.

Note 5 - Inventory

At September 30, 2025, the Company had inventory of $890,841, consisting of $231,143 of raw materials and $659,698 of finished goods. At December 31, 2024, the Company had inventory of $233,510, consisting of $132,785 of raw materials and packaging supplies and $100,725 of finished goods.

Note 6 - Investments

Effective August 14, 2023, the Company sold its former wholly-owned subsidiary SRM Entertainment, Inc. (“SRM”) and SRM consummated its Initial Public Offering (“IPO”)(see Sale of SRM Entertainment, Inc. included in Note 2. Above). As of September 30, 2025, the Company held 47,142 of SRM’s common stock, which are considered marketable securities and had a fair value of $0.1 million.

On July 11, 2025, the Company entered into a stock purchase agreement, dated July 11, 2025 (the “Stock Purchase Agreement”), between the Company and an institutional investor. Pursuant to the Stock Purchase Agreement, the Company sold 2,200,000 shares of SRM Entertainment, Inc. common stock for an aggregate amount of $12,105,000.

During the nine months ended September 30, 2025, the Company had an unrealized gain on sale of stock for an aggregate total of $12,594,998. Consisting of an unrealized gain of $18,190,351 on six months ended June 30, 2025, and an unrealized loss of $5,595,353 on three months ended September 30, 2025.

On September 4, 2025, the Company entered into a stock purchase agreement, dated September 4, 2025 (the “Stock Purchase Agreement”), between the company and an institutional investor. Pursuant to the Stock Purchase Agreement, the Company sold 500,000 shares of Caring Brands Inc. common stock for an aggregate amount of $500,000. The Company has a balance of $2,500,000 of Caring Brands Inc common stock remaining.

Note 7 – Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2025	December 31, 2024
Yerbaé assembled workforce	146,300	-
Yerbaé tradename and trade secrets	2,490,900	-
Yerbaé non-competes	237,100	-
Safety Shot capitalized patent costs	4,762,961	4,364,321
Total	7,637,261	4,364,321

Amortization expense for the three months ended September 30, 2025 and 2024 was $146,654 and $101,850. Amortization expense for the nine months ended September 30, 2025 and 2024 was $350,354 and $305,550.

Note 8 – Acquisitions

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

The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill primarily represents expected synergies, brand recognition, and the assembled workforce. None of the goodwill is expected to be deductible for tax purposes. The allocation of the purchase price is preliminary and is subject to change as the Company completes its assessment of the fair value of assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date. Transaction-related costs of approximately $500,000 were expensed as incurred and are included in general and administrative expenses on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025.

Summary Pro Forma Financial Information (Unaudited)

Three Months Ended September 30, 2025
Yerbae Brands Corp. (Historical)

Sales	$1,677,197

Net income (loss) from continuing operations	$(903,286)

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2024
	Safety Shot, Inc. (Historical)	Yerbae Brands Corp. (Historical)		Transaction Accounting Adjustments	Pro Forma Combined

Sales	$110,213	$1,631,615			$1,741,828
					-
Net loss from continuing operations	$(11,630,093)	$(1,479,494)	AA	(100,790)	$(13,210,377)

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Safety Shot, Inc. (Historical)	Yerbae Brands Corp. (Historical)		Transaction Accounting Adjustments	Pro Forma Combined

Sales	$107,522	$3,726,140			$3,833,662

Net income (loss) from continuing operations	$(14,470,902)	$(6,250,820)	AA	(124,545)	$(20,846,267)

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Safety Shot, Inc. (Historical)	Yerbae Brands Corp. (Historical)		Transaction Accounting Adjustments	Pro Forma Combined

Sales	$519,793	$4,628,830			$5,148,623

Net loss from continuing operations	$(35,578,858)	$(7,032,551)	AA	(302,370)	$(42,913,779)

Adjustments to Unaudited Pro Forma Condensed Combined Statements of Operations

The pro forma adjustment is as follows:

(AA) Represents amortization of intangible assets stemming from tradenames-trade secrets and non-compete agreements. The non-compete agreements were fully amortized during the proforma period ending December 31, 2023.

The Unaudited Pro Forma Condensed Combined Statements of Operations for the three and nine months ended September 30, 2025 and 2024 combines the historical statements of operations of Bonk and Yerbaé Brands Corp. for such period on a pro forma basis as if the transaction had been consummated on January 1, 2024, the beginning of the earliest period presented.

GBB Acquisition

On July 10, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with GBB Drink Lab, Inc. (“GBB”) under the terms of which the Company acquired certain assets of GBB (the “Purchased Assets”) which included the patents for a blood alcohol reduction product Safety Shot, an over-the- counter dietary supplement that can lower blood alcohol content by supporting its metabolism. The purchase price was 5,000,000 shares of the Company’s restricted common stock, valued at $2,468,500, plus $2,460,664 in cash and additional amounts based upon achieving certain benchmarks. The transaction was accounted for as a single asset purchase and the entire purchase price of $4,929,164 was allocated to the patents. The APA also contains two earn-out provisions that entitle GBB to additional consideration for the Purchased Assets in the maximum amount of $5,500,000 as follows: (i) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $11,000,000 from exercises of the Company’s $1.00 Warrants at an exercise price of $1.00 per Common Share (“Milestone 1”), the Company shall pay to the Seller $2,500,000 payable in cash; and (ii) in the event that during the Earn-Out Period, the Company receives cash proceeds of at least $14,000,000 from exercises of the Company’s outstanding July 2021 Warrants at an exercise price of $1.40 per Common Share (“Milestone 2” and collectively with Milestone 1, the “Earn-Out Milestones” and individually, an “Earn-Out Milestone”), the Company shall pay to the Seller an additional $3,000,000 in cash. In December 2023, the Company paid an additional $2,000,000 under the earn-our provisions which was allocated to the patents. As of September 30, 2025, GBB is entitled to an additional payment of $175,000 under Milestone (i).

Summary of transaction and carrying value:

Purchase price:		Allocation of Purchase price:
Cash	$2,593,725	Patents	$5,633,354
Fair value of stock issued	2,468,500	Amortization	(870,393)
	$5,062,225	Balance	$4,762,961

Note 9 – Accrued Expenses

At September 30, 2025 and December 31, 2024, the Company had accrued expenses totaling $2,079,925 and $1,667,605, which consisted of accrued interest, credit card payables, advances, and payroll accruals.

Note 10 - Convertible Notes Payable

On January 20, 2025 the Company entered into a convertible note agreement with Bigger Capital LLP (i) a secured convertible note in the principal amount of $1,750,000 maturing on December 31, 2026 (the “Secured Convertible Note”); and (ii) a convertible note in the principal amount of $3,500,000 maturing July 21, 2025 (the “Convertible Note,” and, together with the Secured Convertible Note, the “Notes”). The notes entered were due to a legal settlement and no cash was received. On June 12, 2025, Bigger sold the notes to Trajan and Fried. The sale had no impact on the Company’s outstanding balance.

Exchange Agreement

On July 2, 2025, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain investors (the “Investors”). Pursuant to the Exchange Agreement, the Investors exchanged (i) the Secured Convertible Note and (ii) the Convertible Note previously issued by the Company for an aggregate of 7,212 shares of the Company’s Series B Preferred Stock. The exchange was accounted for as an extinguishment of debt in accordance with ASC 470-50, Debt — Modifications and Extinguishments, as the terms of the new instruments were substantially different from those of the original notes. The carrying amount of the extinguished notes, including any unamortized discount or deferred costs, was derecognized, and the Series B Preferred Stock was recorded at its fair value on the date of exchange. The difference between the carrying amount of the notes and the fair value of the preferred shares issued was recognized as an increase to additional paid-in capital.

Interest expense related to the above Notes for the three and nine months ended September 30, 2025 was $132,512 and $339,737.

Note 11 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at September 30, 2025 and December 31, 2024 was $48,805 and $47,928, respectively.

Note 12 - Capital Structure

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock with par value of $0.001. The Company’s Preferred Stock provides holders the right to receive dividends, when, as, and if declared, on an as-converted-to-common-stock basis and in the same form as dividends paid on common stock, excluding dividends in the form of common stock which are governed by the Certificate of Designation. The Preferred Stock is voting stock, with holders entitled to vote together with common stockholders on an as-converted basis, with one vote for each share of common stock into which the Preferred Stock is then convertible, subject to limitations set forth in the Certificate of Designation. In the event of any liquidation, dissolution, or winding up of the Company, distributions will be made to holders of Preferred Stock and common stock pro rata based on the number of shares held, treating all Preferred Stock as if converted to common stock immediately prior to such event and without regard to any conversion limitations. subject to adjustment for certain corporate events, including stock dividends and splits, subsequent equity sales, rights offerings, pro rata distributions, and fundamental transactions, as defined in the Certificate of Designation.

Series A Preferred Stock

On May 2, 2025, the Company filed a Certificate of Designation with the Delaware Secretary of State designating, 61,949 shares as Series A-1 Convertible Preferred Stock, 17,401 shares as Series A-2 Convertible Preferred Stock, 20,650 shares as Series A-3 Convertible Preferred Stock (all such series of preferred stock referred to herein collectively as “Series A Preferred Stock”), each with a stated value of $750 per share. The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series A Preferred Stock.

The Series A Preferred Stock is convertible, at the option of the holder, into shares of the Company’s common stock at a fixed conversion price of $4.3935 per share, subject to adjustment for stock splits, stock dividends and similar events. Holders of the Series A Preferred Stock are entitled to dividends equal, on an as-if-converted-to-common-stock basis, to the dividends actually paid on shares of common stock when, as and if declared. The Series A Preferred Stock is voting stock: holders are entitled to vote together with the common stock on an as-converted basis (one vote per share of common into which their Series A shares are convertible). Upon any liquidation event, the assets available for distribution will be distributed among the holders of Preferred Stock and the common stock pro-rata based on the number of shares held and treating the Series A shares as if converted into common stock immediately prior to liquidation, without regard to any conversion limitations.

On May 2, 2025, the Company entered into an exchange agreement with Core 4 Capital Corp., a related party, and converted 6,575,025 shares of common stock to 39,993 shares of preferred stock. The Company believes the terms of these transactions are comparable to those that could be obtained from unrelated third parties; however, because the transactions are with related parties, they may not be the result of arm’s-length negotiations. All related party balances are unsecured, non-interest bearing, and due on demand unless otherwise noted. The Company used a third party’s calculations to value the Series A preferred stock. The third party used the option pricing model to calculate a $76.00 per preferred A share or $3,034,908. The fair value of the common stock exchanged on May 2, 2025 was $.4799 per common share or $3,155,354, resulting in a loss on the exchange of $120,446 taken ont the income statement. The Company had 39,933 and 0 shares of Series A preferred stock outstanding as of September 30, 2025 and December 31, 2024, respectively.

Series B Preferred Stock

On July 2, 2025, the Company filed a Certificate of Designation with the Delaware Secretary of State designating 10,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”), each with a stated value of $750 per share. The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series B Preferred Stock.

The Series B Preferred Stock is convertible, at the option of the holder, into shares of the Company’s common stock at a fixed conversion price of $0.34 per share, subject to adjustment for stock splits, stock dividends and similar events. Holders of the Series B Preferred Stock are entitled to dividends equal, on an as-if-converted-to-common-stock basis, to the dividends actually paid on shares of common stock when, as and if declared. The Series B Preferred Stock is voting stock: holders are entitled to vote together with the common stock on an as-converted basis (one vote per share of common into which their Series B shares are convertible). Upon any liquidation event, the assets available for distribution will be distributed among the holders of Series A Convertible Preferred Stock, Series B Preferred Stock and the common stock pro-rata based on the number of shares held and treating the Series B shares as if converted into common stock immediately prior to liquidation, without regard to any conversion limitations.The company used a third party’s calculations to value the Series B preferred stock. The third party used the option pricing model to calculate a $564 per preferred B share or $4,063,962. The cash value of the convertible note was $5,408,525, resulting in difference of $1,344,563 on the extinguishment. The difference was credited to additional paid in capital.

The Series B Preferred Stock was issued as part of the exchange agreement. Refer to Note 10.

Series C Preferred Stock

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

The Investor paid the $25 million purchase price for the SPA Preferred Stock Shares in the form of BONK tokens (the “Consideration Tokens”), based on the closing price of BONK tokens on August 10, 2025. The Consideration Tokens are held in the custodian wallet account designated and controlled by the Company’s Board of Directors (the “Board”).

On August 8, 2025, the Company also entered into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”) with the Investor, pursuant to which the Company agreed to issue 100,000 shares of the Series C Preferred Stock, convertible into 179,147,260 shares of Common Stock at a conversion price of $0.5582 per share of Common Stock, in exchange for an amount equal to 10% of all gross revenue of LetsBonk.fun in perpetuity. The 100,000 shares of Series C Preferred Stock are referred to herein as the “RSA Preferred Stock Shares,” and the SPA Preferred Stock Shares and the RSA Preferred Stock Shares are collectively referred to herein as the “Preferred Stock Shares.” The Company recorded an asset representing the revenue sharing aggregate using a discounted cash flow analysis. As of September 30, 2025, the asset had a net value of $2,195,379 and is included in the accompanying consolidated balance sheet as an other asset. The asset is amortized over 4.25 years.

The Preferred Stock Shares cannot be converted into more than 19.99% of the currently outstanding shares of Common Stock until stockholder approval of such an issuance is obtained. See Note 15 Subsequent Events – Increase in Authorized Shares for more detailed information.

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

The Company and the Holders acknowledge and agree that the Company is entitled to receive 10% of all gross revenue generated by LetsBonk.fun (the “LB Interest”), as set forth in that certain Revenue Sharing Agreement. The rights of the Company to receive revenue under this Section are contractual rights derived through and governed by the Revenue Sharing Agreement, and are not dividend rights under Delaware corporate law. In the event that LetsBonk.fun ceases operations on or prior to the six-month anniversary of the original issuance date of the Series C Preferred Stock (“Triggering Event”), then 50% of the Series C Preferred Stock issued shall be subject to automatic rescission and shall be returned to the Company for cancellation without further action by the Holder or the Company.

Common Stock - The Company is authorized to issue a total of 1,000,000,000 shares of common stock with par value of $0.001. As of September 30, 2025 and December 31, 2024, there were 171,441,738 and 62,640,314 shares of common stock issued and outstanding, respectively.

2025 issuances:

Conversion of common stock to preferred A

During the nine months ended September 30, 2025, the Company converted 6,575,025 shares of common stock to 39,933 shares of preferred A stock valued at $3,155,354 and $3,034,908 respectively.

Common stock issued for stock based compensation

During the nine months ended September 30, 2025, the Company issued 15,717,869 shares of common stock in exchange for compensation valued at $8,040,310, based upon the closing market price of the Company’s stock on the date of related agreements.

Common stock issued for services

During the nine months ended September 30, 2025, the Company issued 4,050,244 shares of common stock in exchange for services valued at $2,042,484, based upon the closing market price of the Company’s stock on the date of related agreements.

Common stock issued for cash

During the nine months ended September 30, 2025, the Company issued 35,900,947 shares of common stock valued at $20,367,158, based upon the closing market price of the Company’s stock on the date of each issuance.

Common stock issued for litigation settlement

During the nine months ended September 30, 2025, the Company issued 4,245,987 shares of common stock in connection with litigation settlement and recognized a loss of $4,640,465.

Common stock issued for settlement of payables

During the nine months ended September 30, 2025, the Company issued 23,250,000 shares of common stock in exchange for the settlement of various payables valued at $4,488,282, based upon the closing market price of the Company’s stock the date of each settlement.

Common stock issued for private placement

During the nine months ended September 30, 2025, the Company had five take-downs under its S-3 Registration Statement under which the Company issued a total of 9,038,650 unrestricted shares of its common stock with a fair value of $4,971,971.

Common stock issued for employee bonus

During the nine months ended September 30, 2025, the Company issued 250,000 shares of common stock with a fair market value of $347,500.

Common stock issued in connection with Yerbaé acquisition

During the nine months ended September 30, 2025, the Company issued 19,881,948 shares of common stock in connection with the Yerbaé acquisition (see Note 6).

The following table summarizes the issuances of the Company’s shares of common stock for the three and nine months ended September 30, 2025 as follows:

Balance December 31, 2024	62,640,314
Common stock issued for services	1,570,000
Common stock issued for private placement	9,038,650
Common stock issued for loss on settlement	1,927,640
Balance March 31, 2025	75,176,604

Common stock issued in connection with Yerbaé acquisition	19,881,948
Common stock issued for cash	3,093,817
Common stock issued in exchange for settlement of liabilities	6,900,000
Common stock issued for settlement	1,143,347
Common stock issued for employee bonus	250,000
Common stock issued for services	1,855,244
Conversion of common stock to preferred stock	(6,575,025)
Balance, June 30, 2025	101,725,935
Common stock issued for cash	32,807,130
Common stock issued from stock payable	2,840,804
Common stock issued in exchange for settlement of payables	16,350,000
Common stock issued for settlement	1,175,000
Common stock issued for services	625,000
Warrant purchase agreement	200,000
Stock compensation	15,717,869
Balance, September 30, 2025	171,441,738

Common Stock Payable

The following table summarizes the activity of the Company’s common stock payable for the three and nine months ended September 30, 2025:

Balance, December 31, 2024	$1,997,936
Common stock issued for services	(756,250)
Common stock issued for loss on settlement	(809,608)
Common stock due of executive bonus	347,500
Common stock due from private placement	1,165,198
Balance, March 31, 2025	1,944,776
Common stock issued for services	335,375
Common stock issued for bonus	(347,500)
Common stock issued for cash	249,998
Common stock issued for settlement	(65,390)
Balance, June 30, 2025	2,117,259
Common stock issued for settlement	(81,680)
Common stock issued for cash	(1,040,998)
Common stock issued for services	(264,375)
Stock compensation expense	631,875
Common stock to be issued for digital assets	21,535,069
Balance, September 30, 2025	$22,897,150

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

The following tables summarize all warrants outstanding as of September 30, 2025 and December 31, 2024, and the related changes during the period. Exercise price is the weighted average for the respective warrants at end of period.

	Number of	Wtd. Average
	Warrants	Exercise Price

Balance at December 31, 2023	14,751,835	$2.00
Warrants cancelled in the Bigger Settlement	(1,656,050)	(1.40)
Warrants issued in the Bigger Settlement	5,332,889	0.43
Warrants issued in a private placement	3,370,787	0.89
Warrants converted into common stock	(2,996,127)	(1.32)
Warrants issued in a private placement	2,753,304	0.45
Balance at December 31, 2024 and March 31, 2025	21,556,638	1.80
Yerbaé replacement warrants	2,120,622	1.41
Warrant purchase agreement with Core4	4,000,000	0.41
Balance at June 30, 2025	27,677,260	$1.57
Warrants issued in connection with Series A preferred stock	22,993,492	0.46
Warrants issued in connection with Series B preferred stock	22,993,492	0.46
Warrants issued in private placement	1,839,479	0.46
Warrants exercised	(200,000)	0.25
Balance at September 30, 2025	75,303,723	$0.87

Warrants Exercisable at September 30, 2025	75,303,723	$0.87

Stock Options

The following tables summarize all stock options outstanding as of September 30, 2025 and December 31, 2024, and the related changes during the period. Exercise price is the weighted average for the respective stock options at end of period.

	Number of	Wtd. Average
	Stock Options	Exercise Price
Balance at December 31, 2024	18,521,166	1.65
Options issued during the three months ended March 31, 2025	500,000	0.45
Balance at March 31, 2025	19,021,166	1.62
Yerbaé replacement options	1,832,105	3.07
Balance at June 30, 2025	20,853,271	1.75
Options issued during the three months ended September 30, 2025	1,463,722	0.48
Balance at September 30, 2025	22,316,993	$1.54

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

	Number of	Term	Exercise	Market Price on Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
02/21/25	500,000	5	$0.45	$0.42	161-162%	$205,165

	Number of	Term	Exercise	Market Price on Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
06/30/25	200,000	2.5	$0.49	$0.33	161-162%	$66,299

	Number of	Term	Exercise	Market Price on Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
06/30/25	798,722	2.5	$0.33	$0.33	161-162%	$178,263

	Number of	Term	Exercise	Market Price on Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
08/13/25	100,000	2.5	$0.63	$0.63	161-162%	$46,158

	Number of	Term	Exercise	Market Price on Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
08/13/25	140,000	2.5	$0.63	$0.63	161-162%	$64,621

	Number of	Term	Exercise	Market Price on Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
08/13/25	125,000	2.5	$0.63	$0.63	161-162%	$57,698

	Number of	Term	Exercise	Market Price on Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
08/13/25	100,000	2.5	$0.63	$0.63	161-162%	$46,158

Note 14 - Commitments and Contingencies

The Company entered into an office lease Effective July 1, 2021, which was terminated on August 11, 2025. The primary term of the lease was five years with one renewal option for an additional three years. Minimum annual lease payments for the primary term and one renewal are as follows:

Primary Period	Amount	Amount During Renewal Period	Amount
July 1 to June 30, 2022	$180,456	July 1 to June 30, 2027	$240,662
July 1 to June 30, 2023	$201,260	July 1 to June 30, 2028	$247,882
July 1 to June 30, 2024	$224,330	July 1 to June 30, 2029	$255,319
July 1 to June 30, 2025	$229,312
July 1 to June 30, 2026	$233,653

Under ASC 842, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $870,406 representing the present value of the future payments under the lease calculated using an 8% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the five-year life of the lease. The unamortized balances as of September 30, 2025 were ROU asset of $45,805 and a current portion of the lease liability of $57,700. At December 31, 2024, the unamortized balances were ROU asset of $299,722, the current portion of the lease liability was $212,964 and non-current portion of the lease liability was $114,148.

Additionally, the Company recognized rent expense of $41,253 and $152,691 for the lease during the three and nine months ended September 30, 2025, respectively.

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

On January 16, 2025, Carla Olson, on behalf of herself and a putative class of similarly situated individuals, filed a Class and Representative Action against Yerbaé, LLC, in the Superior Court of the State of California for the County of San Diego, alleging, among other things, violations of various provisions of the California Labor Code, the Industrial Welfare Commissions Wage Order No. 4 and the Private Attorneys General Act (the “Litigation”). The Plaintiff alleges, among other things, that Yerbaé willfully misclassified brand ambassadors as independent contractors rather than employees and seeks to recover, among other things, unpaid wages, meal and rest break premiums, expense reimbursements and statutory penalties. The parties have agreed to participate in a mediation on December 15, 2025. The Company does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On September 3, 2025, the Company has reached a settlement with Brian John, the former CEO of Jupiter Wellness, whereby Mr. John had an alleged claim for certain shares of SRM (TRON) stock (the “Settlement”). As part of the settlement, the Company agreed to give Mr. John 100,000 shares of its TRON stock. In turn, Mr. John has agreed to register 500,000 shares of the Company’s Caring Brand shares. The Settlement contains customary mutual releases of all potential claims that the parties may have against each other and covenants not to sue.

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

Employment Agreement

On October 3, 2025, the Company entered into the Employment Agreement with Ms. Russell, the Company’s Chief Financial Officer. The Employment Agreement is retroactively effective as of June 30, 2025. Under the terms of the Employment Agreement, for serving as the Company’s Chief Financial Officer, Ms. Russell will receive an annual base salary equal to $250,000. Ms. Russell will also be eligible for an annual bonus, which will be evaluated based on performance and company sales goals to be agreed upon by Ms. Russell and her direct supervisor. In addition, Ms. Russell shall be granted (i) 200,000 options to purchase Company stock with a strike price of $.49 cents, which shall have been fully vested upon the Effective Date, and (ii) within 10 days of the signing of the Employment Agreement, 350,000 retention RSUs with immediate vesting subject to a six (6) month hold beginning on June 30, 2025 on any sales.

Name and Symbol Change

On September 16, 2025, the Board approved the change in the name of the Company to “Bonk, Inc.” (the “Name Change”) and the change in the trading symbol of the Company to “BNKK” on the Nasdaq Capital Market (the “Symbol Change”) to align with its major transformation into a BONK strategy company. On October 8, 2025, to effectuate the Name Change, the Company filed a Certificate of Amendment of the Certificate of Incorporation of the Company, as amended and restated (the “Charter Amendment”), with the Secretary of State of the State of Delaware. The Name Change and the Symbol Change took effect on the Nasdaq Capital Market on October 10, 2025.

Series C Certificate of Designation Amendment

On October 10, 2025, the Company, upon approval of the Company’s Board of Directors and the sole holder of the Company’s Series C Convertible Preferred Stock, filed an Amendment to the Amended and Restated Certificate of Designation of Series C Preferred Stock with the Secretary of State of the State of Delaware (the “Series C Certificate of Designation Amendment”). The Series C Certificate of Designation Amendment adds a “step-down provision” in respect of the rights granted to the holders of Series C Preferred Stock to elect members of the Board.

Nasdaq Compliance

On November 5, 2025, the Company received a letter (the “Letter”) from the staff of the Nasdaq Stock Market Listing Qualifications (“Staff”) that the previously disclosed private placements that the Company entered into on August 8, 2025 and August 29, 2025 (the “Transactions”) together and individually failed to comply with the following Nasdaq Listing Rules (the “Rules”): (i) notification requirements under Listing Rules 5250(b)(1), 5250(e)(2)(B) and 5250(e)(2)(D); (ii) Shareholder Approval requirements under Listing Rules 5635(a) and 5635(b); and (iii) Voting Rights requirements under Listing Rule 5640.

The Letter further stated that based on the Company’s corrective actions to amend the Transactions and subsequent disclosures, Staff has determined that the Company has regained compliance with the Rules, and that the matter is closed.

August 8, 2025 Transaction

On August 8, 2025, the Company entered into a Securities Purchase Agreement for an offering of 35,000 shares of its Series C Convertible Preferred Stock (the “Preferred Stock”), convertible into 62,701,541 shares of common stock, subject to a conversion cap of 19.99% of the outstanding shares of Common Stock until stockholder approval is obtained. The Preferred Stock also included rights to appoint 50% of the Company’s board of directors as long as the Preferred Stock remained issued and outstanding (the “Board Appointment Right”). Staff determined that the Company violated Listing Rule 5640 by issuing Preferred Stock with designation rights at a level disproportionally greater than its ownership position, thereby reducing the existing shareholders’ voting power. Staff has also determined that, as a result of the Board Appointment Right, the issuance of the Preferred Stock resulted in a Change of Control and as a result required shareholder approval under Listing Rule 5635(b). Since the Company failed to receive shareholder approval prior to the issuance of Preferred Stock, the Company violated Listing Rule 5635(b). Finally, the Company failed to notify Nasdaq 15 days prior to the issuance of the Preferred Stock, as required by Listing Rule 5250(e). On September 13, 2025, the Company filed the Notification Form Listing of Additional Shares. Subsequently, on October 6, 2025, the Company amended the Board Appointment Right of the Preferred Stock to include a step-down provision to comply with the Voting Rights Rule under Listing Rule 5640.

August 25, 2025 Transaction

On August 25, 2025, the Company entered into an agreement to issue 51,921,080 shares (the “Shares”) of common stock to a single investor for consideration paid in BONK Tokens valued at $25 million based on the August 22, 2025, closing price for BONK Tokens (the “PIPE”). On September 5, 2025, the Company filed the Listing of Additional Shares for the PIPE. According to the Form 8-K filed August 29, 2025, the Company closed the PIPE, and the Shares were issued. Upon review, Staff determined that the Company violated Listing 5635(a) which requires shareholder approval prior to the issuance of securities in connection with the acquisition of the stock or assets of another company if number and the voting power of shares of common stock to be issued is equal to or in excess of 20% of the number of shares or voting power outstanding before the issuance of stock or securities convertible into or exercisable for common stock. However, in a correspondence dated October 10, 2025, the Company stated that on September 3, 2025, the Company instructed the transfer agent to not issue the Shares. Notwithstanding this information along with the Company’s public disclosure and Listing of Additional Shares notification form stating that the transaction closed on August 29, 2025, it wasn’t until October 16, 2025, that the Company filed a Form 8-K, updating its inaccurate disclosure stating that the Shares have not been issued and the issuance is subject to shareholder approval. As a result, Staff has determined that the Company failed to comply with the obligation to make prompt public disclose of material information material information under Listing Rule 5250(b)(1). Although Staff has determined that the Transactions violated Nasdaq’s notification requirements under Listing Rules 5250(b)(1), 5250(e)(2)(B) and 5250(e)(2)(D), Nasdaq’s shareholder approval requirements under Listing Rules 5635(a) and 5635(b), and Nasdaq’s Voting Rights Rule under 5640, based on the Company’s corrective actions to amend the Transactions and subsequent disclosures, Staff has determined that the Company has regained compliance with the Rules, and this matter is closed.

Increase in Authorized Shares

On October 31, 2025, at the Special Meeting of Stockholders of Bonk, Inc. (the “Company”), the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation, to increase the Company’s authorized number of shares of common stock, par value $0.001 per share, from 250,000,000 shares to 1,000,000,000 shares. On November 4, 2025, the Company filed the Amendment with the Secretary of State of the State of Delaware, which became effective when filed on November 4, 2025. In the same meeting the shareholders also approved the conversion of preferred C shares held by Lucky Dog Holding. This event will remove the 20% limitation which results in a change of control.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “BONK” and the “Company” mean Bonk, Inc.

General Overview

Bonk, Inc. (NASDAQ: BNKK) was formerly known as Safety Shot, Inc., and prior to that, Jupiter Wellness, Inc. In August 2023 the Company acquired certain assets of GBB Drink Lab Inc which included the blood alcohol reduction drink Sure Shot (the “Sure Shot Dietary Supplement”), an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol by supporting its metabolism. Concurrently with the purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched the Sure Shot Dietary Supplement in December 2023.

On June 27, 2025, the Company completed the acquisition of Yerbaé, a premium plant-based energy beverage company, in a transaction accounted for as a business combination. The Yerbaé acquisition supports Safety Shot’s strategic growth in the functional beverage market by expanding its presence in clean energy drinks distributed through retail and e-commerce channels.

In September 2025, the Company entered into a digital asset transaction with Bonk, a Solana-based cryptocurrency project. The Company received Bonk tokens in connection with this transaction, which are accounted for as indefinite-lived intangible assets under ASC 350. The Bonk transaction represents the Company’s initial entry into the digital asset space and is intended to support its strategic initiatives related to digital brand engagement and emerging blockchain-based marketing opportunities. The fair value of the Bonk tokens is remeasured each reporting period, with any decreases in value recognized in current period earnings.

The Sure Shot Dietary Supplement has been formulated to reduce the accumulation of blood alcohol content by supporting its metabolism. Noteworthy is the fact that the Sure Shot Dietary Supplement comprises 28 active ingredients, all of which are Generally Regarded As Safe (GRAS). Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act (the “Act”), any substance intentionally added to food is a dietary supplement subject to premarket review and approval by the FDA, unless the substance is generally recognized by qualified experts as safe under the conditions of its intended use, or unless the use of the substance is otherwise excepted from the definition of a dietary supplement.

The Sure Shot Dietary Supplement is currently manufactured in a facility adhering to Good Manufacturing Practices (GMP), ensuring the highest standards of quality and safety throughout its production process.

Our focus centers on the commercialization of a 4-ounce dietary supplement positioned for rapid alcohol metabolism support. Beyond our existing product, we also offer a convenient powdered stick pack version, aligning with our vision to meet evolving consumer demands. With the addition of Yerbaé’s plant-based beverages and the Company’s entry into digital asset activities through the Bonk transaction, Safety Shot continues to explore complementary opportunities that expand its brand presence, distribution channels, and long-term growth potential in both functional wellness and emerging digital ecosystems.

Products Roadmap

The Sure Shot Dietary Supplement was launched on our own website and through Amazon in December 2023 and with several Big Box stores. The Company is advancing several product formats and formulations to continue to offer an array of products that can be purchased at various locations that coincide with consumer shopping habits. Yerbaé’s plant-based beverages are available in several Big Box retailers.

Research and Development

Our research and development team in continually looking to develop new therapeutic products, while continually improving and enhancing our existing products and product candidates to address customer demands and emerging trends.

We have conducted extensive informal research and experimentation involving a substantial number of volunteers under the influence of alcohol. Our findings indicate that the Sure Shot Dietary Supplement can reduce a person’s Blood Alcohol Content, as measured by the premier Breathalyzer on the market. We have completed our clinical trials of the Sure Shot Dietary Supplement which have shown a statistically significant reduction in the Blood Alcohol Content (“BAC”) of the participants. The observable enhancements in cognitive abilities among the test subjects have been carefully documented.

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

Sales and Marketing

We primarily sell our products through e-commerce websites including Amazon as well as Big Box stores. To drive loyalty, word-of-mouth marketing, and sustainable growth, we invest in customer experience and customer relationship management.

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

Our Competitive Strengths

We are committed to driving continuous improvement through innovation. Since our inception, we have made significant investments in research and development and have acquired a substantial portfolio of intellectual property, which continues to grow each year. Our commitment to innovation has allowed us to create unique products that address unmet needs in the market, all backed by rigorous clinical research. We believe that our focus on research and development is designed to enable us to stay ahead of the curve and provide our customers with products that are not only effective but also innovative. We take pride in our patent portfolio and the continuous growth we have achieved, as we believe that it showcases our dedication to creating new and unique solutions for our customers. By staying committed to innovation, we are confident in our ability to meet the ever-changing needs of the health and wellness market. We believe that the Safety Shot Dietary Supplement and Yerbaé’s plant-based beverages, stand as a unique product in the liquid dietary supplement market. Nevertheless, our competitive landscape includes many companies involved in the production of health and welfare products.

In addition to our advancements in functional wellness and dietary supplement formulations, we have also begun exploring opportunities within the digital asset ecosystem. Through our recent digital asset transaction, we are evaluating how blockchain technologies and digital engagement strategies can be integrated into our brand and product marketing initiatives. We view this as an extension of our innovation strategy, leveraging emerging technologies to enhance consumer interaction, loyalty programs, and digital community-building initiatives that complement our core product lines.

Recent Developments

Acquisition of Yerbaé Brands

On June 27, 2025, the Company completed the acquisition of Yerbaé, a premium energy beverage company, in a transaction accounted for as a business combination under ASC 805, Business Combinations. The acquisition supports the Company’s strategic growth in the functional beverage market.

Settlement and Exchange Agreement

On January 20, 2025 the Company entered into a convertible note agreement with Bigger Capital LLP (i) a secured convertible note in the principal amount of $1,750,000 maturing on December 31, 2026 (the “Secured Convertible Note”); and (ii) a convertible note in the principal amount of $3,500,000 maturing July 21, 2025 (the “Convertible Note,” and, together with the Secured Convertible Note, the “Notes”). The notes entered were due to a legal settlement and no cash was received. On June 12, 2025, Bigger sold the notes to Trajan and Fried. The sale had no impact on the Company’s outstanding balance.

On July 2, 2025, the Company entered into an Exchange Agreement by and among the Company and the Investors. Pursuant to the Exchange Agreement, the parties intended to effect a voluntary security exchange transaction whereby the Investors exchanged the Secured Convertible Note and (ii) the Convertible Note for an aggregate of 7,212 shares of the Series B Preferred Stock.

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

Government Regulation

The Sure Shot Dietary Supplement and Yerbaé’s Plant-Based Beverages

The production, distribution and sale in the United States of the Sure Shot Dietary Supplement and Yerbaé’s plant-based beverages are subject to various U.S. federal, state and local regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various environmental statutes; the Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”); data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act) and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling, packaging, and ingredients of the Sure Shot Dietary Supplement and Yerbaé’s plant-based beverages.

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

All ingredients in the Sure Shot Dietary Supplement and Yerbaé’s plant-based beverages, are deemed Generally Recognized as Safe (GRAS) and align with FDA standards, permitting their inclusion in supplements. In the event that the FDA or any governmental agency identifies an ingredient or aspect of our product as unsafe, we commit to promptly withdrawing that component in accordance with regulatory directives. From a product and sales perspective, there are no impediments or concerns raised by any governmental agency. It is essential to note that the Sure Shot Dietary Supplement is classified as a dietary supplement, exempt from the approval or filing requirements mandated for pharmaceutical drugs by the FDA or other regulatory authorities.

Results of Operations

For the three months ended September 30, 2025 and 2024

	For the Three Months Ended September 30,
	2025	2024
Beverage sales	$1,514,817	$110,213
Related party income from digital assets	509,085	-
Cost of Sales	1,480,760	402,399
Gross Profit	543,142	(292,186)
Total operating expenses	(17,215,566)	(11,348,320)
Other income (expense)	(16,908,791)	10,413
Loss from discontinued operations	-	(299,184)
Net income (loss)	$(33,581,216)	$(11,929,277)

Revenues and Cost of Sales

We generated $1,514,817 in beverage revenue and $509,085 in related party income from digital assets for the three months ended September 30, 2025 compared to $110,213 in revenues for the three months ended September 30, 2024. Revenue increased due to our acquisition of Yerbaé along with a new marketing strategy, which was implemented in the third quarter of 2025. The increase was also due to the revenue sharing agreement entered into during the three months ended September 30, 2025. Cost of sales for the three months ended September 30, 2025 was $1,480,760 compared to $402,399 for the three months ended September 30, 2024. The increase is due to increased revenues during the three months ended September 30, 2025.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $17,215,566 for the three months ended September 30, 2025 compared to $11,348,320 for the three months ended September 30, 2024.

Operating expenses for the three months ended September 30, 2025 were in connection with our daily operations as follows: (i) marketing expenses of $216,143; (ii) research and development of $8,668; (iii) legal and professional expenses of $5,543,273, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $42,002; (v) depreciation and amortization of $202,237; (vi) general and administrative expenses of $1,589,037, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $9,614,206.

Operating expenses for the three months ended September 30, 2024 were in connection with our daily operations as follows: (i) marketing expenses of $2,186,808; (ii) research and development of $10,315; (iii) legal and professional expenses of $2,586,915, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $93,357; (v) depreciation and amortization of $109,033; (vi) general and administrative expenses of $995,872, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $5,366,021. Other income for the three months ended September 30, 2024 consisted of net interest expense of $57,919 and realized gain on sale of stock of $68,333.

Other income for the three months ended September 30, 2025 included: (i) interest income of $72,227; (ii) interest expense of $273,711; (iii) loss on settlement of $4,278,036; (iv) gain on sale of stock of $500,000; (v) loss on exchange of $120,446; (vi) unrealized loss on digital asset of $7,213,473 and (vii) unrealized loss on equity investment of $5,595,353.

Other income for the three months ended September 30, 2024 included: (i) interest income of $9,484; (ii) interest expense of $67,404; and (iii) realized gain on sale of stock of $68,333.

For the nine months ended September 30, 2025 and 2024

	For the Nine Months Ended September 30,
	2025	2024
Beverage sales	$1,601,866	$519,793
Related party income from digital assets	509,085	-
Cost of Sales	1,522,942	2,549,099
Gross Profit (Loss)	588,008	(2,029,306)
Total operating expenses	(26,990,405)	(32,923,489)
Other income (expense)	869,193	(626,062)
Loss from discontinued operations	-	(299,184)
Net income (loss)	$(25,533,204)	$(35,878,042)

Revenues and Cost of Sales

We generated $1,601,866 in beverage sales and $509,085 in related party income from digital assets for the nine months ended September 30, 2025 compared to $519,793 in beverage sales for the nine months ended September 30, 2024. Revenue increased due to our acquisition of Yerbaé along with a new marketing strategy, which was implemented in the third quarter of 2025. The increase was also due to the revenue sharing agreement entered into during the nine months ended September 30, 2025. Cost of sales for the nine months ended September 30, 2025 was $1,522,942 compared to $2,549,099 for the nine months ended September 30, 2024. The increase is due to increased revenues in 2025, but was partially offset by a one-time inventory write-off of $1,902,279 in 2024 related to product rebranding.

Operating Expenses and Other Expense

We had total operating expenses of $26,990,405 for the nine months ended September 30, 2025 compared to $32,923,489 for the nine months ended September 30, 2024.

Operating expenses for the nine months ended September 30, 2025 were in connection with our daily operations as follows: (i) marketing expenses of $1,436,194; (ii) research and development of $24,190; (iii) legal and professional expenses of $9,136,580, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $153,771; (v) depreciation and amortization of $423,822; (vi) general and administrative expenses of $3,304,536, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $12,511,312.

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

Other income for the nine months ended September 30, 2025 included: (i) interest income of $64,863; (ii) interest expense of $496,840; (iii) loss on settlement of $4,640,465; (iv) gain on marketable securities of $180,556 (v) gain on sale of stock of $500,000; (vi) loss on exchange of $120,446; (vii) unrealized gain on equity investment $12,594,998, (viii) unrealized loss on digital asset of $7,213,473, (ix) realized gain on marketable securities $180,556.

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

On June 27, 2025, we completed the acquisition of Yerbae Brands Corp. (“Yerbae”), a transaction that significantly expanded our operations and business structure. As permitted by SEC guidance, management has excluded Yerbae from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025.

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

On January 16, 2025, Carla Olson, on behalf of herself and a putative class of similarly situated individuals, filed a Class and Representative Action against Yerbaé, LLC, in the Superior Court of the State of California for the County of San Diego, alleging, among other things, violations of various provisions of the California Labor Code, the Industrial Welfare Commissions Wage Order No. 4 and the Private Attorneys General Act (the “Litigation”). The Plaintiff alleges, among other things, that Yerbaé willfully misclassified brand ambassadors as independent contractors rather than employees and seeks to recover, among other things, unpaid wages, meal and rest break premiums, expense reimbursements and statutory penalties. The parties have agreed to participate in a mediation on December 15, 2025. The Company does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On September 3, 2025, the Company has reached a settlement with Brian John, the former CEO of Jupiter Wellness, whereby Mr. John had an alleged claim for certain shares of SRM (TRON) stock (the “Settlement”). As part of the Settlement, the Company agreed to give Mr. John 100,000 shares of its TRON stock. In turn, Mr. John has agreed to register 500,000 shares of the Company’s Caring Brand shares. The Settlement contains customary mutual releases of all potential claims that the parties may have against each other and covenants not to sue.

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

None.

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

Safety Shot, INC.

Dated: November 19, 2025	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer
(Principal Executive Officer Officer)

