Form 10-K
period 2025-12-31
BONK, INC.
filed 2026-03-31
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

Commission File Number: 001-39569

BONK, INC.

(Exact name of registrant as specified in its charter)

delaware	83-2455880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

18801 N. Thompson Peak, Suite 380

Scottsdale, AZ 85255

(Address of principal executive offices, including zip code)

(888) 257-8061

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BNKK	Nasdaq Capital Markets LLC
Warrants to purchase shares of Common Stock, $0.001 par value per share	BNKKW	Nasdaq Capital Markets LLC

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

As of June 30, 2025, there were 2,906,455 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding, of these, 2,752,927 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $31,796,306 as of June 30, 2025, based on the closing price of $11.55 for the registrant’s common stock on June 30, 2025.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 25, 2026, was 7,851,315.

This Annual Report on Form 10-K includes the accounts of Bonk, Inc., a Delaware corporation (“Bonk”). References in this Report to “we”, “our”, “us”. “Bonk”, or the “Company” refer to Bonk, Inc. and its consolidated subsidiaries unless the context dictates otherwise.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward- looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). The SEC maintains a website (www.sec.gov) that contains these publicly filed reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

SUMMARY OF MATERIAL RISKS

Investing in our common stock is speculative and involves a high degree of risk. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report. We urge you to read Part I, Item 1A. “Risk Factors” beginning on page 16 in full. Our significant risks may be summarized as follows:

Risks Related to Our Business

●	The BONK token is a highly volatile asset, and fluctuations in the price of the BONK token are likely to affect our financial results and the market price of our listed securities.

●	A significant decrease in the market value of our BONK token holdings could adversely affect our ability to satisfy our financial obligations.

●	The concentration of our BONK token holdings enhances the risks inherent in our BONK treasury strategy.

●	The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of BONK tokens and adversely affect our business.

●	We are subject to government regulation, and unfavorable changes could substantially harm our business and results of operations.

●	We depend heavily on key personnel, and turnover of key senior management could harm our business.

●	The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

●	The success of our business will depend upon our ability to create and expand our brand awareness.

●	We must develop and introduce new products to succeed.

●	Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenue.

●	Our products and manufacturing activities are subject to extensive government regulation, and failure to comply with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, subject us or our suppliers to the risk of enforcement action, or otherwise adversely affect our business, results of operations and financial condition.

●	Our failure to comply with applicable laws or regulations could result in substantial monetary penalties and could adversely affect our operating results.

●	Congress and/or regulatory agencies may impose additional laws or regulations or change current laws or regulations, and state attorneys general may increase enforcement of existing or new laws, and compliance with new or changed governmental regulations, or any state attorney proceeding, could increase our costs significantly and materially and adversely affect our business, financial condition and results of operations.

●	Our reliance on third parties to manufacture and supply our products, including the Sure Shot Dietary Supplement and Yerbaé’s plant-based beverages, may harm our business, financial condition and operating results.

●	Our operations in international markets involve inherent risks that we may not be able to control.

●	Compliance with new and existing laws and governmental regulations could increase our costs significantly and adversely affect our results of operations.

Risks Related to our Financial Position and Capital Needs

●	Our accountant has indicated doubt about our ability to continue as a going concern.

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or other assets.

●	Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

●	Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and ability to achieve profitability.

Risks Related to our Intellectual Property

●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

●	Any inability to protect our intellectual property rights could reduce the value of our products and brands, which could adversely affect our financial condition, results of operations and business.

●	The intellectual property behind our products may include unpublished know-how as well as existing and pending intellectual property protection. All intellectual property protection eventually expires, and unpublished know-how is dependent on key individuals.

●	If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively, and we may not be profitable.

Risks Related to Our Securities and Other Risks

●	The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

●	We have broad discretion in the use of the net proceeds from any offerings and may not use them effectively.

●	Our management has limited experience in managing the day-to-day operations of a public company and, as a result, we may incur additional expenses associated with the management of our Company.

●	Certain of our stockholders hold a significant percentage of our outstanding voting securities, which could reduce the ability of minority stockholders to effect certain corporate actions.

●	We do not intend to pay dividends for the foreseeable future.

●	Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

●	Anti-takeover provisions in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

●	Our common stock may become subject to the SEC’s penny stock rules and accordingly, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

PART I

ITEM 1. BUSINESS

Overview

Bonk, Inc. (NASDAQ: BNKK) was formerly known as Safety Shot, Inc., and prior to that, Jupiter Wellness, Inc.

In August 2023 Jupiter Wellness, Inc. acquired certain assets of GBB Drink Lab Inc which included the blood alcohol reduction drink Sure Shot (the “Sure Shot Dietary Supplement”), an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol by supporting its metabolism, relying on 28 active ingredients, all falling under the FDA’s Generally Regarded As Safe (GRAS) category. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act (the “Act”), any substance intentionally added to food is a dietary supplement subject to premarket review and approval by the FDA, unless the substance is generally recognized by qualified experts as safe under the conditions of its intended use, or unless the use of the substance is otherwise excepted from the definition of a dietary supplement . Concurrently with the purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched the Sure Shot Dietary Supplement in December 2023.

On January 8, 2025, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Yerbaé Brands Corp. (“Yerbaé”), pursuant to which the Company agreed, among other things, to acquire all of the issued and outstanding common shares of Yerbaé (the “Yerbaé Shares”) in exchange for shares of common stock of Safety Shot (each, a “Safety Shot Share”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). The Arrangement was consummated on June 27, 2025. Yerbaé’s principal subsidiaries are Yerbaé Brands Co. (“Yerbaé USA”) and Yerbaé LLC of which Yerbaé owns 100% interests in, collectively, “Yerbaé”. The Yerbaé acquisition supports the Company’s strategic growth in the functional beverage market by expanding its presence in clean energy drinks distributed through retail and e-commerce channels.

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

The Company has discontinued Jupiter Wellness, Inc.’s historical product lines, which included a diverse range of products, such as hair loss treatments, vitiligo solutions, and sexual wellness products. In connection therewith, on September 24, 2024, the Company entered into a Separation and Exchange Agreement with its subsidiary Caring Brands, Inc. whereby Caring Brands would commercialize this product line. Caring Brands became responsible for all costs associated with the operation of that line of business. The Company retained ownership of 3,000,000 shares of Caring Brands, Inc.

Products Roadmap

Sure Shot Dietary Supplement

The  Sure Shot Dietary Supplement was launched on our own website and through Amazon in December 2023 and with several Big Box stores. The Company continues to sell the Sure Shot Dietary Supplement in each of its current SKUs (12oz., 4 oz. and “Stick Pack”).

Acquisition of Yerbaé Brands

On June 27, 2025, the Company completed the acquisition of Yerbaé, a premium energy beverage company, in a transaction accounted for as a business combination under ASC 805, Business Combinations. The transaction significantly expanded our operations and business structure, while the acquisition supports our strategic growth in the functional beverage market.

Digital Assets

On August 8, 2025, the Company entered into a revenue sharing agreement with related party, Bonk Digital, Inc. (the “Bonk Agreement”) in which the Company obtained rights to a share of future revenue streams derived from Bonk’s digital platform (the “Bonk Digital Asset”).

Our focus centers on the commercialization of a 4-ounce dietary supplement positioned for rapid alcohol metabolism support. Beyond our existing product, we also offer a convenient powdered stick pack version, aligning with our vision to meet evolving consumer demands. With the addition of Yerbaé’s plant-based beverages and the Company’s entry into digital asset activities through the Bonk transaction, the Company continues to explore complementary opportunities that expand its brand presence, distribution channels, and long-term growth potential in both functional wellness and emerging digital ecosystems.

Sales and Marketing

We primarily sell our Sure Shot Dietary Supplement and Yerbaé’s plant-based beverages through e-commerce websites including Amazon and through retail stores. To drive loyalty, word-of-mouth marketing, and sustainable growth, we invest in customer experience and customer relationship management. Our marketing investments are directed towards driving profitable growth through advertising, public relations, and brand promotion activities, including digital platforms, sponsorships, collaborations, brand activations, and channel marketing. Additionally, we continue to invest in our marketing and brand development efforts by investing capital expenditures on product displays to support our channel marketing via our retail partners. We launched the Sure Shot Dietary Supplement in stores such as BevMo! in the second quarter of 2024.

Manufacturing , Logistics and Fulfillment

We outsource the manufacturing of our drink and dietary products to contract manufacturers, who produce them according to our formulation specifications. The products are manufactured by contract manufacturers in India and the US. The majority of our products will then be shipped to third-party warehouses and to our corporate offices, which can either transport them to our distributors, retailers, or directly to our customers. Our third-party warehouses are located in the US. We use a limited number of logistics providers to deliver our products to both distributors and retailers, which allows us to lessen order fulfillment time, cut shipping costs, and improve inventory flexibility.

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

Recent Developments

Amendment to Third Amended and Restated Certificate of Incorporation

On December 9, 2025, the Company filed a Certificate of Amendment (the “Charter Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.001 par value per share (“Common Stock”), at a rate of 1-for-35 (the “Reverse Stock Split”), effective as of 12:01 a.m. Eastern Time on December 11, 2025.

The Reverse Stock Split decreased the number of shares of Common Stock issued and outstanding from 184,976,280 shares to 5,285,037 shares, subject to adjustment for the rounding up of fractional shares. Accordingly, each holder of Common Stock now owns fewer shares of Common Stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholder’s ownership of Common Stock due to the treatment of fractional shares in the Reverse Stock Split. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the Reverse Stock Split. Common stock issued pursuant to the Reverse Stock Split remains fully paid and non-assessable, without any change in the par value per share. Pursuant to the Charter Amendment, no fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares will receive cash for each fraction of a share they hold.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market on December 11, 2025. The trading symbol for Common Stock remains “BNKK.” The new CUSIP number for Common Stock following the Reverse Stock Split is 48208F303.

Exchange Agreements Relating to July 2025 PIPE Warrants

On November 7, 2025, the Company entered into the July 2025 PIPE Warrants Exchange Agreement by and between the Company and the July 2025 Purchasers. Pursuant to the July 2025 PIPE Warrants Exchange Agreement, the July 2025 Purchasers shall exchange the July 2025 PIPE Warrants (as defined below) held by them for an aggregate of 30,000,000 shares of common stock. Pursuant to the July 2025 PIPE Warrants Exchange Agreement, 30,000,054 shares, including minor adjustments, have been issued to the July 2025 Purchasers on December 9 , 2025.

Exchange Agreements Relating to the Bigger Warrants

On November 7, 2025, the Company entered into respective Exchange Agreements (the “Bigger Warrants Exchange Agreements”) by and between the Company and each of two accredited investors (the “Investors”). Pursuant to the Bigger Warrants Exchange Agreements, each of the Investors shall exchange the portion of the Bigger Warrants (as defined below) that it held for 1,643,663 shares of common stock. The shares of common stock issuable pursuant to the Bigger Warrants Exchange Agreements, totaling an aggregate of 3,287,326 shares, were issued in two separate transactions on November 25, 2025 and November 28, 2025.

Nasdaq Letter and Re-compliance

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

Resignation of Chief Operating Officer and Chief Financial Officer

On August 29, 2025, David Sandler resigned as the Chief Operating Officer of the Company effective as of such date. Mr. Sander’s resignation was not due to any disagreement with the Company or the Board of any matter relating to the Company’s operations, policies or practices. As of September 1, 2025, Mr. Sandler began a six-month term as a consultant for the Company.

On July 25, 2025, Danielle Derosa resigned as the Chief Financial Officer of the Company, effective as of such date.

Appointment of Chief Financial Officer

On July 30, 2025, the Board of Directors appointed Markita L. Russell, to serve as Chief Financial Officer of the Company, effective immediately. Ms. Russell, who has served as the Company’s Controller since 2020, has over 30 years of extensive experience in the financial and accounting sectors, with a proven track record of managing significant growth and providing strategic financial oversight across multiple industries.

Appointments of Directors

On December 22, 2025, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the annual meeting, by a majority vote of eligible shareholders, the following members of the Company’s Board of Directors (the “Board”) were appointed or retained, respectively: Jarrett Boon, John Gulyas, Christopher Marc Melton, Mitchell Rudy, Connor Klein, James McAvity and Stacey Duffy.

On November 5, 2025, the Company’s Board appointed James McAvity and Stacey Duffy as independent members of the Board to serve until the Company’s 2026 Annual Meeting of Stockholders. Mr. McAvity and Ms. Duffy will receive compensation consistent with the Company’s non-executive directors.

On October 10, 2025, the Board appointed Connor Klein as an independent member of the Board and of the Company’s audit committee to serve until the Company’s 2026 Annual Meeting of Stockholders. Mr. Klein will receive compensation consistent with the Company’s non-executive directors.

On September 5, 2025, the Board appointed Mitchell Rudy as a director to serve until the Company’s 2026 Annual Meeting of Stockholders. Mr. Rudy will receive compensation consistent with the Company’s non-employee directors.

Resignations of Directors

On January 12, 2026, John Gulyas notified the Board of his decision to resign from the Board. Messr. Gulyas’ resignation from the Board was not associated with or attributable to any disagreement with the Company, the Company’s management, or any other member of the Board.

On November 5, 2025, Jordan Schur and Rich Pascucci notified the Board of their decisions to resign from the Board. Messrs. Schur’s and Pascucci’s resignations from the Board were not associated with or attributable to any disagreement with the Company, the Company’s management, or any other member of the Board.

On September 4, 2025, David Long resigned as a director of the Company effective as of such date. Mr. Long’s resignation was not due to any disagreement with the Company or the Board of any matter relating to the Company’s operations, policies or practices.

Increase in Authorized Number of Shares of Common Stock

On October 31, 2025, at the Special Meeting of Stockholders of the Company, the stockholders of the Company approved an amendment (the “Authorized Shares Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation, to increase the Company’s authorized number of shares of common stock, par value $0.001 per share, from 250,000,000 shares to 1,000,000,000 shares.

On November 4, 2025, the Company filed the Authorized Shares Amendment with the Secretary of State of the State of Delaware, which became effective when filed on November 4, 2025.

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

The Name Change and the Symbol Change took effect on the Nasdaq Capital Market on October 10, 2025.

Registered Direct Offering and Concurrent Private Placement

On August 29, 2025, the Company closed on the transactions contemplated by that certain Securities Purchase Agreement (the “August 2025 Purchase Agreement”), dated as of August 25, 2025, between the Company and the purchasers named therein, pursuant to which the Company agreed to issue, in a registered direct offering, 9,239,044 shares (the “RD Shares”) of common stock, to the registered direct purchasers (the “RD Investors”) at an offering price of $0.46 per share (the “August 2025 RD Offering”). The gross cash proceeds to the Company in the August 2025 RD Offering were approximately $4,250,000 before deducting offering fees and expenses.

Pursuant to the August 2025 Purchase Agreement, in a concurrent private placement, the Company agreed to sell 51,921,080 shares of common stock (the “PIPE Shares”) to a separate accredited investor (the “PIPE Investor”) at a purchase price of $0.4815 per share (the “August 2025 PIPE Offering” and together with the August 2025 RD Offering, the “August 2025 Offering”). The PIPE Investor agreed to pay the $25 million purchase price for the PIPE Shares in the form of BONK tokens (the “Consideration Tokens”) based on the closing price of BONK tokens at 4:00 PM EDT on August 22, 2025. The Consideration Tokens will be held in the custodian wallet designated and controlled by the board of directors of the Company.

The aggregate gross proceeds to the Company from the concurrent August 2025 RD Offering and August 2025 PIPE Offering, before deducting offering expenses payable by the Company, have a cash value equal to approximately $29,250,000, consisting of approximately $4,250,000 in cash paid by the RD Investors for the RD Shares and $25,000,000 in BONK tokens paid by the PIPE Investor for the PIPE Shares. The Company expects to use the net proceeds from the August 2025 Offering for working capital and general corporate purposes. The August 2025 Offering closed on August 29, 2025, although as of November 20, 2025, the PIPE Shares have not been issued.

Series C Preferred Stock

On August 11, 2025, the Company filed a Certificate of Designation (the “Series C Certificate of Designation”) of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) with the Secretary of State of the State of Delaware. The stated value of the Series C Preferred Stock is $1,000 per share. The Series C Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series C Preferred Stock.

On August 15, 2025, the Company filed an Amended and Restated Certificate of Designation (the “Amended and Restated Series C Certificate of Designation”) of Series C Preferred Stock with the Secretary of State of the State of Delaware, pursuant to which the conversion price for the Series C Preferred Stock was amended and restated from $0.5582 to equal $1.081, which dollar figure represents the average Nasdaq Official Closing Price for the five trading days preceding August 9, 2025, with no other changes being made to the designations, rights or preferences of the Series C Preferred Stock.

On October 10, 2025, the Company, upon approval of the Board and the sole holder of the Series C Preferred Stock, filed an Amendment to the Amended and Restated Certificate of Designation of Series C Preferred Stock with the Secretary of State of the State of Delaware (the “Series C Certificate of Designation Amendment”). The Series C Certificate of Designation Amendment adds a “step-down provision” in respect of the rights granted to the holders of Series C Preferred Stock to elect members of the Board.

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

On August 8, 2025, the Company also entered into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”) with the Investor, pursuant to which the Company agreed to issue 100,000 shares of the Series C Preferred Stock, convertible into 179,147,260 shares of Common Stock at a conversion price of $0.5582 per share of Common Stock, in exchange for an amount equal to 10% of all gross revenue of LetsBonk.fun  in perpetuity. The 100,000 shares of Series C Preferred Stock are referred to herein as the “RSA Preferred Stock Shares,” and the SPA Preferred Stock Shares and the RSA Preferred Stock Shares are collectively referred to herein as the “Preferred Stock Shares.” The issuance of the RSA Preferred Stock Shares is expected to occur not later than August 20, 2025. On December 10, 2025, the Company amended the agreement for an amount equal to 51% of all gross revenue of LetsBonk.fun. The Company and the related party can revert back to 10% of all gross revenue at a point in time which the parties agree on such terms.

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

Arrangement Agreement with Yerbaé Brands Corp.

On January 7, 2025, the Company entered into a definitive Arrangement Agreement (the “Arrangement Agreement”) with Yerbaé Brands Corp., (“Yerbaé”), a corporation organized under the laws of the Province of British Columbia, pursuant to which, among other things, the Company will acquire all of the issued and outstanding common shares of Yerbaé (the “Arrangement”). The Arrangement will be implemented by way of a plan of arrangement (the “Plan of Arrangement”) in accordance with the Business Corporations Act (British Columbia) and is subject to approval by the Supreme Court of British Columbia (the “Court”), the stockholders of the Company and the shareholders of Yerbaé, among other customary closing conditions for a transaction of this nature and size .

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

Representations and Warranties; Covenants

Pursuant to the Arrangement Agreement the Company and Yerbaé made customary representations and warranties for transactions of this type. All of the representations and warranties of the Company and Yerbaé will expire and be terminated at the Effective Time. Each of the Company and Yerbaé have also agreed to be bound by certain covenants that are customary for transactions of this type, including obligations of the parties during the period between the date of the execution of the Arrangement Agreement and the Effective Time (the “Interim Period”) to, in all material respects, conduct their respective businesses in the ordinary course consistent with past practice, and to refrain from taking certain specified actions without the prior written consent of the other party, in each case, subject to certain exceptions and qualifications. The covenants and agreements of the Company and Yerbaé that by their terms are to be performed at or after the Effective Time shall, in each case, survive until fully performed.

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

The obligation of Yerbaé to consummate the Arrangement is also conditioned upon (i) the Company appointing Todd Gibson to the board of directors of the Company as of the Effective Time and (ii) that there will not have occurred during the Interim Period any material adverse effect with respect to the Company. The Arrangement Agreement was previously filed with the SEC.

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

We are subject to a number of regulations applicable to the formulation, labeling, packaging, and advertising (including promotional campaigns) of our products. In California, we are subject to California Proposition 65, a law which requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. California Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth in applicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, or is subject to another applicable exception. As of the date of this registration statement, we are not required to put a warning label on our products and our products are perfluoroalkyl and polyfluoroalkyl substances (“PFAS”) free. We are unable to predict whether a component found in our product might be added to the California list in the future. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology may become applicable under this law and related regulations as they currently exist, or as they may be amended. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such a warning would have an adverse impact on sales of our products in those locations or elsewhere. In addition, there has been increasing regulatory activity globally regarding constituents in packaging materials, including PFAS. Regardless of whether perceived health consequences of these constituents are justified, such regulatory activity could result in additional government regulations that impact the packaging of our beverages.

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

Employees

As of this prospectus, we had ten full-time employees. We believe our relations with our employees to be good.

Corporate Information

Bonk, Inc. was originally incorporated in the State of Delaware under the name CBD Brands, Inc. on October 24, 2018 and subsequently changed its name to Jupiter Wellness, Inc. on May 22, 2020, Safety Shot, Inc. on September 11, 2023, and Bonk, Inc. on October 8, 2025. Our common stock is listed on the Nasdaq Capital Market under the symbol “BNKK”. Our principal business address is 18801 N Thompson Peak Pkwy Ste 380, Scottsdale, AZ 85255, our telephone number is (561) 244-7100, and our website is www.bonkinc.com. Information contained on, or available through, our website does not constitute part of, and is not deemed incorporated by reference into, this prospectus.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Risks Related to Our BONK Holdings and Treasury Strategy

The BONK token is a highly volatile asset, and fluctuations in the price of the BONK token are likely to affect our financial results and the market price of our listed securities.

The BONK token is a highly volatile asset, and fluctuations in the price of the BONK token are likely to continue to affect our financial results and the market price of our listed securities. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of BONK tokens decreased substantially, including, but not limited to, as a result of:

○	decreased user and investor confidence in the BONK token, including due to the various factors described herein and many of which are outside of our direct control;

○	investment and trading activities, such as (i) trading activities of highly active retail and institutional users and investors, and (ii) actual or expected significant dispositions of BONK tokens by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of BONK tokens associated with significant hacks, seizures, or forfeitures;

○	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, BONKBONK blockchain, BONK tokens or the broader digital assets industry, for example, (i) public perception that blockchains can be used as a platform to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023, (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the BONK ecosystem, if any, and (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates;

○	changes in consumer preferences and the perceived value or prospects of the BONK token;

○	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

○	decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for BONK token purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of BONK tokens or adversely affect investor confidence in digital assets generally;

○	developments relating to the BONK protocol, including (i) changes to the BONK protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the BONK blockchain, changes to the maximum number of BONK tokens outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the BONK protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the BONK protocol that introduce software bugs, security risks or other elements that adversely affect BONK tokens;

○	disruptions, failures, unavailability, or interruptions in service of trading venues for BONK tokens, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;

○	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;

○	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of BONK tokens, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

○	transaction congestion and fees associated with processing transactions on the BONK network;

○	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

○	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the BONK blockchain becoming insecure or ineffective; and

○	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.

Most importantly, our BONK treasury strategy has not been tested over an extended period of time or under different market conditions. Although we are and will be continually examining the risks and rewards of our BONK treasury strategy, if BONK token prices were to decrease or our BONK treasury strategy otherwise proves unsuccessful, the Company’s financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

The BONK token and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

The BONK token and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of the BONK token or the ability of individuals or institutions (including the Company) to own or transfer BONK tokens.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of the BONK token or the ability of individuals or institutions (including the Company) to own or transfer BONK tokens.

For example, within the past several years:

●	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;

●	the European Union adopted the Markets in Crypto Assets Regulation, a comprehensive digital asset regulatory framework for the issuance and use of digital assets;

●	in March 2023, the SEC brought a civil action alleging, among other claims, that certain contests, giveaways, and secondary market trading involving TRX tokens in 2018 and 2019 constituted unregistered securities offerings, even if there is no claim in this action, which has been stayed since February 205, that the TRX token is itself a security;

●	in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets;”

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and BONK tokens specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of BONK tokens, as well as our ability to hold or transact in BONK tokens, and in turn adversely affect the market price of our listed securities.

Moreover, the risks of engaging in a BONK treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future, or at all.

The growth of the digital assets industry in general, and the use and acceptance of the BONK token in particular, may also impact the price of the BONK token and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of BONK tokens may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to BONK tokens, institutional demand for BONK tokens as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for BONK tokens as means of payment, and the availability and popularity of alternatives to the BONK token. Even if growth in BONK token demand and adoption occurs in the near or medium-term, there is no assurance that BONK token usage will grow over the long-term, or at all.

Because the BONK token has no physical existence beyond the record of transactions on the BONK blockchain, a variety of technical factors related to the BONK blockchain could also impact the price of the BONK token. For example, malicious attacks by hackers, hard “forks” of the BONK token blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the BONK blockchain and negatively affect the price of the BONK token. The liquidity of the BONK token may also be reduced and damage to the public perception of the BONK token may occur, if financial institutions were to deny or limit banking services to businesses that hold BONK tokens, provide BONK token-related services or accept the BONK token as payment, which could also decrease the price of the BONK token. Actions by U.S. banking regulators, such as the February 2023 of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for cryptocurrency-related customers and service providers, or the willingness of traditional financial institution to participate in markets for digital assets. The liquidity of the BONK token may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for BONK tokens and other digital assets.

A significant decrease in the market value of our BONK token holdings could adversely affect our ability to satisfy our financial obligations.

For the year ended December 31, 2024, dietary supplement business did not generate positive cash flow from operations. If our dietary supplement business does not generate cash flow in future periods sufficient to satisfy our financial obligations, including our debt and cash dividend obligations, we intend to fund our obligations using cash flow generated by equity or debt financings. Our ability to achieve the objectives of our BONK treasury strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our BONK treasury strategy.

Our ability to obtain equity or debt financing may in turn depend on, among other factors, our BONK treasury strategy and the value of our BONK token holdings, investor sentiment and the general public perception of BONK tokens, our strategy and our value proposition. Accordingly, a significant decline in the market value of our BONK token holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations, including our debt and cash dividend obligations. These risks could materialize at times when the BONK token is trading below its carrying value on our most recent balance sheet or our cost basis. As BONK tokens constitute the vast bulk of assets on our balance sheet, if we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell BONK tokens to satisfy these obligations. Any such sale of BONK token may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our BONK tokens in amounts and at prices sufficient to satisfy our financial obligations, including our debt service and cash dividend obligations, could cause us to default under such obligations. Any default on our current or future indebtedness or preferred stock may have a material adverse effect on our financial condition.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our BONK token holdings.

Given that we have only started adopting the BONK treasury strategy since August 2025, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of BONK tokens. The price of the BONK token has historically been subject to dramatic price fluctuations and is highly volatile. Our BONK token holdings are expected to significantly affect our financial results and if we continue to increase our overall holdings of BONK tokens in the future, they will have an even greater impact on our financial results and the market price of our listed securities. Going forward, we will evaluate and adopt appropriate accounting standards and policies for the preparation of our financial statements, in particular to areas relating to our BONK token holdings.

Our BONK treasury strategy subjects us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our BONK tokens through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our BONK tokens from bad actors that have used BONK tokens to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in BONK tokens by us may be restricted or prohibited.

We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our BONK token holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our BONK token holdings. These types of BONK token-related transactions are the subject of enhanced regulatory oversight. These and any other BONK token-related transactions we may enter into, beyond simply acquiring and holding BONK tokens, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or corporate assets, the FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting BONK tokens, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in BONK tokens.

In addition, private actors that are wary of the BONK token or the regulatory concerns associated with the BONK token have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities.

Due to the unregulated nature and lack of transparency surrounding the operations of many BONK token trading venues, BONK token trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in BONK token trading venues and adversely affect the value of our BONK token.

BONK token trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many BONK token trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in BONK token trading venues, including prominent exchanges that handle a significant volume of BONK token trading and/or are subject to regulatory oversight, in the event one or more BONK token trading venues cease or pause for a prolonged period the trading of BONK token or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

The concentration of our BONK token holdings enhances the risks inherent in our BONK treasury strategy.

The vast majority of our assets are concentrated in our BONK token holdings. As of September 25, 2025, we held approximately 2236741655211.26 BONK tokens, and we intend to purchase additional BONK tokens and increase our overall holdings of BONK tokens in the future. The concentration of our BONK token holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our BONK treasury strategy.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of BONK tokens and adversely affect our business.

As a result of our BONK treasury strategy, our assets are concentrated in our BONK token holdings. Accordingly, the emergence or growth of digital assets other than the BONK token (such as Bitcoin and Ethereum) may have a material adverse effect on our financial condition.

Other alternative digital assets that compete with the BONK token in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as a medium of exchange and store of value, particularly on digital asset trading platforms. As of December 31, 2024, two of the eight largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

Additionally, the introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued cryptocurrencies or significantly limit their utility. National governments around the world could introduce central bank digital currencies, which could in turn limit the size of the market opportunity for cryptocurrencies, including BONK tokens.

Our BONK token holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

The BONK tokens are mainly traded on centralized and decentralized cryptocurrency exchange platforms. During times of market instability, we may not be able to sell our BONK tokens at favorable prices or at all. As a result, our BONK token holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, BONK tokens we hold and transact with our trade execution partners do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Moreover, BONK tokens may be “staked” on various platforms, including centralized cryptocurrency exchanges, or directly on decentralized platforms. “Staking” is a crypto-related process that allows network participants to earn rewards by locking their tokens in wallets. The Staked BONK tokens in our treasury wallet account are currently “staked” on FalconX, a decentralized finance (DeFi) protocol, in exchange for Staked BONK tokens. BONK token is a derivative token that represents the “staked” BONK tokens, which can automatically generate yield for the token holders. While “staking” can generate yields and rewards, there are inherent risks such as (i) smart contract risk – any vulnerabilities of the smart contract may potentially lead to loss of funds, and the redemption of “staked” tokens which is governed by smart contract may be modified by the operator, (ii) interest rate fluctuations – rates can change rapidly based on market conditions, and therefore the amount of yields or rewards is not guaranteed, and (iii) liquidity risk – it may take days or even weeks to release BONK tokens from “staking”. Other than yields and rewards generated from “staking” of the BONK tokens, the BONK token itself does not pay interest or other returns and we can only generate cash from our BONK token holdings if we sell our BONK tokens or implement strategies to create income streams or otherwise generate cash by using our BONK token holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our BONK token holdings, and any such strategies may subject us to additional risks.

Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered BONK tokens or otherwise generate funds using our BONK token holdings, including in particular during times of market instability or when the price of BONK tokens has declined significantly. If we are unable to sell our BONK tokens, enter into additional capital raising transactions, including capital raising transactions using BONK tokens as collateral, or otherwise generate funds using our BONK token holdings, or if we are forced to sell our BONK tokens at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We face risks relating to the security of the wallets holding our BONK tokens, including the loss or destruction of private keys required to access our BONK tokens and cyberattacks or other data loss relating to our BONK tokens.

BONK tokens are controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which a BONK token is held. While the BONK blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the BONK tokens held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, we will not be able to access the BONK tokens held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets will not be compromised as a result of a cyberattack.

BONK blockchain and BONK token, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our BONK tokens;
●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader BONK blockchain ecosystem or in the use of the BONK network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the digital asset industry, including third-party services on which we rely, could materially and adversely affect our business.

Absent federal regulations, there is a possibility that the BONK token may be classified as a “security.” Any classification of the BONK token as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Our assets are concentrated in our BONK token holdings. While neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they agree that the BONK token is a “security”, if the BONK token is determined to be a “security” in the future, it could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our BONK treasury strategy, and our business and operations and may also require us to substantially change the manner in which we conduct our business.

While (for the reasons discussed below) we believe that BONK token is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that BONK token is a “security” which would require us to register as an investment company under the Investment Company Act.

We have also adapted our process for analyzing the U.S. federal securities law status of the BONK token and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that BONK token is not a “security” is premised, among other reasons, on our conclusion that the BONK token does not meet the elements of the Howey test. Among the reasons for our conclusion that the BONK token is not a security is that holders of BONK tokens do not have a reasonable expectation of profits from our efforts in respect of their holding of BONK tokens. Also, BONK token ownership does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that the BONK token, or any other digital asset we might hold, is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if the BONK token was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if it (i) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities, or (ii) engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

With respect to Section 3(a)(1)(A), following the Series C PIPE Offering, our ownership or holding of BONK tokens is well in excess of 40% of our total assets . Since we believe that the BONK token is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

BONK tokens and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets’ ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act (including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons) likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our BONK treasury strategy, our use of leverage, the manner in which our BONK tokens are custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our BONK treasury strategy would require the approval of our Board, no shareholder or regulatory approval would be necessary. Consequently, our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our BONK token holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding BONK tokens.

Our BONK treasury strategy exposes us to risk of non-performance by counterparties.

Our BONK treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of BONK tokens, a loss of the opportunity to generate funds, or other losses.

If we pursue any strategies to create income streams or otherwise generate funds using our BONK token holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties could have a material adverse effect on our business, prospects, financial condition, and operating results.

Further, the broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of BONK tokens. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our BONK tokens, nor have such events adversely impacted our access to our BONK tokens, they have, in the short-term, likely negatively impacted the adoption rate and use of the BONK tokens. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of the BONK token, limit the availability to us of financing collateralized by BONK tokens, or create or expose additional counterparty risks. Changes in the accounting treatment of our BONK token holdings could have significant accounting impacts, including increasing the volatility of our results.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

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

Adverse publicity concerning any actual or purported failure by us to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on our public perception. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for our products, which would have a material adverse effect on our ability to generate sales and revenue.

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

If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our ability to complete such trials will be adversely affected.

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

Individual U.S. states also regulate nutritional supplements. A state may seek to interpret claims or products presumptively valid under federal law as illegal under that state’s regulations, or otherwise seek to create restrictions to access under state law. For example, during the 2026 legislative session, several states are considering bills that would restrict the sale of muscle building and/or weight management supplements to people over the age of 18. Government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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

Under the Federal Food, Drug, and Cosmetic Act (the FD&C Act), companies that manufacture and distribute functional foods and dietary supplements, such as our Safety Shot Dietary Supplement and Yerbaé’s plant-based beverages, are limited in the claims that they are permitted to make about nutritional support on the product label without FDA approval. Any failure by us to adhere to the labeling requirements could lead to the FDA requiring our products be repackaged and relabeled, which would have a material adverse effect on our business. In addition, companies are responsible for the accuracy and truthfulness of, and must have adequate scientific substantiation for, any nutritional or functional claims. These claims must be truthful and not misleading. Promotional claims about foods and dietary supplements also must not include statements that the product can diagnose, mitigate, treat, cure or prevent a specific disease or class of disease.

We believe we are able to market our Sure Shot Dietary Supplement and Yerbaé’s plant-based beverage products in reliance on the self-affirmed Generally Recognized As Safe (GRAS) status of our formulation’s current ingredients. No governmental agency or other third party has made a determination as to whether or not the Sure Shot Dietary Supplement or Yerbaé’s plant-based beverages have achieved GRAS status. We make this determination based on independent scientific opinions that the individual ingredients and formulation as a whole are not harmful under their intended conditions of use. If the FDA, another regulatory authority or other third party denied our self-affirmed GRAS status for the Sure Shot Dietary Supplement or Yerbaé’s plant-based beverages, we could face significant penalties or be required to undergo the regulatory approval process in order to market our product, and our business, financial condition and results of operations will be adversely affected. We cannot guarantee that in such a situation the Sure Shot Dietary Supplement or Yerbaé’s plant-based beverages would be approved.

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

In recent years, the marketing and labeling of functional foods and beverages and dietary supplements has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of such products, seek removal of such products from the marketplace, and/or impose fines and penalties. Our Sure Shot Dietary Supplement and Yerbaé’s plant-based beverages products are marketed with express and implied statements relating to the ingredients or health and wellness related attributes, which may increase the potential risk of regulatory scrutiny over such claims. The lack of specific regulations or guidance on common supplement terms and statements used in product labeling has contributed to legal challenges against many supplement companies, and plaintiffs have commenced legal actions against several nutritional supplement companies, asserting false, misleading and deceptive advertising and labeling claims. In addition, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Our failure to comply with applicable regulations could result in substantial monetary penalties, which would likely have a material adverse effect on our financial condition or results of operations.

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

In addition, the FDA has aggressively enforced its regulations with respect to different types of product claims that may or may not be made for food or dietary supplement products. These events could interrupt the marketing and sales of our Sure Shot Dietary Supplement and Yerbaé’s plant-based beverages products, severely damage our brand reputation and public image, increase our legal expenses, result in product recalls or litigation, and impede our ability to deliver our products in sufficient quantities or quality, which would likely result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

For example, in recent years, the FDA has issued warning letters to several dietary supplement companies alleging improper and unapproved drug claims regarding their products marketed for use as hangover cures or to prevent hangovers. If the FDA determines that we have disseminated inappropriate and unapproved drug claims for our Safety Shot Dietary Supplement, which we are positioning as a dietary supplement, we could receive a warning or untitled letter, be required to modify our product claims or take other actions to satisfy the FDA. Such a public warning or untitled letter from the FDA could harm our reputation and could lead to potential customer or consumer complaints or even civil lawsuits and other financial damages. While we would vigorously defend our company and the Safety Shot product line in such a situation, any developments of this nature could increase our costs significantly and would likely have a material adverse effect on our business, financial condition and results of operations.

Our reliance on third parties to manufacture and supply our products, including the Sure Shot Dietary Supplement and Yerbaé’s plant-based beverages, may harm our business, financial condition and operating results.

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

In all events, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the relevant study or trial. For example, the FDA requires certain nonclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including practices and requirements for designing, conducting, recording and reporting the results of nonclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control does not relieve us of these responsibilities and requirements. Any adverse development or delay in our nonclinical studies or clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2025, and 2024, the Company had $2,278,340 and $348,816 in cash, accumulated deficit of $183,492,179 and $115,090,347 and cash flow used in operations of $25,275,735 and $18,089,748, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report.

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

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stockless attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

We only became a public company in October 2020. The management team is responsible for the operations and reporting of the Company. The requirements of operating as a public company are many and sometimes difficult to navigate. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. If we lack cash resources to cover the costs of being a public company in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cashflow and financial condition after we commence operations.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in increased expense and significant management time and attention.

Certain of our stockholders hold a significant percentage of our outstanding voting securities, which could reduce the ability of minority stockholders to effect certain corporate actions.

As of March 25, 2025, our officers and directors are the beneficial owners of approximately 20% of our issued and outstanding voting securities. As a result, they possess significant influence over our elections and votes. As a result, their ownership and control may have the effect of facilitating and expediting a future change in control, merger, consolidation, takeover or other business combination, or encouraging a potential acquirer to make a tender offer. Their ownership and control may also have the effect of delaying, impeding, or preventing a future change in control, merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. We have never declared or paid cash dividends on our common stock. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

Although our common stock is not currently subject to these rules, if it was to become subject to such rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

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

General

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

ITEM 2. PROPERTIES

Currently, we do not own any real property. We rent office space at 18801 N. Thompson Peak, Suite 380, Scottsdale, AZ for $11,890 per month. The Company vacated its office in Jupiter, FL in May of 2025 and moved into the office leased by its subsidiary, Yerbaé Brands, after acquisition in June. Yerbaé Brands entered into the office lease effective January 2023, which has a primary term of the lease of three years with one renewal option for an additional three years. We do not own any real estate.

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

Sabby seeks compensatory damages estimated to exceed $500,000. The Company filed a motion to dismiss Sabby’s amended complaint. The case was dismissed with prejudice by the federal district court for the Southern District of New York on September 23, 2024. On October 10, 2024, Sabby filed an appeal of the Southern District’s dismissal to the United States Court of Appeals for the Second Circuit. In and around March of 2025, Sabby was successful in its appeal to the Second Circuit and the lower court’s ruling was overturned as to Sabby’s breach of contract claim – Sabby’s additional claims for promissory estoppel and negligent misrepresentation were dismissed. On or about July 1, 2025, the Second Circuit denied the Company’s petition for reconsideration. The Company intends to vigorously defend itself against Sabby’s claims and does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company has made an offer of $1.5 million to settle this matter. The Company participated in a trial in the Litigation as to damages only in January of 2026 and is awaiting the Court’s ruling. The Company does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On January 16, 2024, 3i LP (“3i”), filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York, case captioned, 3i LP v. Safety Shot, Inc. No. 650196/24 (the “Litigation”). The case stems from the Company’s alleged denial of 3i’s attempt to exercise certain warrants and states causes of action for actual damages and liquidated damages in an amount of approximately $380,000. The Company filed its answer to the complaint on or about March 7, 2024 . In April of 2025, the Company settled the Litigation by agreeing to provide 3i with unregistered shares of the Company’s common stock with a market value of $400,000 (the “Settlement Shares”) measured by the lower of the closing price on the NASDAQ Exchange on the day before the date of filing of a Form S-1 and the average VWAP closing price for the five days preceding the date of the filing. The Company has fully complied with the terms of the settlement agreement in this matter and issued the Settlement Shares in 2025.

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

On or about January 18, 2024, Alta Partners, LLC, (“Alta”) filed a lawsuit against the Company in the federal district court for the Southern District of New York, case captioned, Alta Partners, LLC v. Safety Shot, Inc. No. 24-cv-373 (S.D.N.Y.) (the “Litigation”). The Litigation stems from the Company’s warrant to purchase shares of Company common stock and asserts causes of action for Breach of Contract Breach of the Implied Covenant of Good Faith and Fair Dealing (in the alternative) and violation of Section 11 of the Securities Act of 1933. The Litigation seeks compensatory general and liquidated damages in an amount to be proven at trial. On or about January 29, 2025, the Company settled the Litigation by agreeing to pay $350,000 in exchange for the release of all claims by Alta. The Company has fully complied with the terms of the settlement agreement in this matter and paid the $325,000 settlement payment in 2025.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market LLC under the symbol BNKK, and its warrants are traded under the symbol BNKKW.

The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
2025 Fiscal Year:
Fourth Quarter Ended December 31, 2025	$16.87	$2.33
Third Quarter Ended September 30, 2025	$46.90	$8.64
Second Quarter Ended June 30, 2025	$20.01	$8.05
First Quarter Ended March 31, 2025	$31.15	$11.86

2024 Fiscal Year:
Fourth Quarter Ended December 31, 2024	$47.25	$23.45
Third Quarter Ended September 30, 2024	$61.95	$19.25
Second Quarter Ended June 30, 2024	$86.10	$35.00
First Quarter Ended March 31, 2024	$141.58	$59.50

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

As of March 25, 2026, there were 1,255 holders of record of our common stock, and no holders of record of our warrants.

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

Issuance of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2025 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of this Annual Report regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward- looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our audited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annually report and unless otherwise indicated, the terms “we”, “us”, “our”, “Bonk” and the “Company” mean Bonk, Inc.

Company Overview

Bonk, Inc. (NASDAQ: BNNK) was formerly known as Safety Shot, Inc.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements for the year ended December 31, 2025 and 2024, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Earnings (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. Warrants are not considered in the calculations for the years ended December 31, 2025 and 2024, as the impact of the potential common shares would be to decrease the loss per share.

	For the Twelve Months Ended December 31,
	2025	2024
Numerator:
Net (loss) from continuing operations	$(68,185,762)	$(48,411,830)

Income (loss) from discontinued operations	-	(997,802)
Net (loss)	$(68,185,762)	$(49,409,632)
Deemed Dividend	(863,400)	(2,293,301)
Loss attributable to shareholders	$(69,049,162)	$(51,702,933)
Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	4,005,739	1,555,463
Denominator for diluted earnings per share	4,005,739	1,555,463
Basic (loss) per share	$(17.02)	$(31.77)
Diluted (loss) per share	$(17.02)	$(31.77)
Loss per shares attributed to common shareholders	$(17.23)	$(33.24)

Cash

We consider all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as December 31, 2025 and 2024.

Accounts Receivable

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2025 and 2024, the Company recognized no allowance for doubtful collections.

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

The Company’s deferred tax asset at December 31, 2025 and 2024 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $8,957,037 and $14,660,582, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance of $8,957,037 and $14,660,582 for the years ended December 31, 2025 and 2024. On August 8, 2025, the Company experienced a change in control due to the revenue sharing agreement and as a result the historical net operating loss carryforwards were eliminated.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $24,190 and $100,591 for the year ended December 31, 2025 and 2024, respectively.

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

Previously Issued Accounting Pronouncements

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

Results of Operations

For the years ended December 31, 2025 and 2024

The following table provides selected financial data about us for the year ended December 31, 2025 and 2024, respectively.

	Twelve Months Ended December 31,
	2025	2024
Beverage sales	$2,117,309	$701,967
Related party income from digital assets	1,812,352	-
Cost of sales	2,691,555	3,147,724
Gross profit	1,238,106	(2,445,757)

Operating expenses:
General and administrative	35,725,558	39,611,915
Impairment expense	4,950,950	-
Total operating costs and expenses	40,676,508	39,611,915

Total other income (expense)	(28,747,360)	(6,354,158)

Loss from operations	$(68,185,762)	$(48,411,830)

Loss from discontinued operations	-	(997,802)

Net loss	$(68,185,762)	$(49,409,632)

Deemed dividend	(863,400)	(2,293,301)
Loss attributable to shareholders	$(69,049,162)	$(51,702,933)

Revenues

We generated $3,929,661 in revenues for the year ended December 31, 2025 compared to $701,967 revenues for the year ended December 31, 2024. The increase is due to the Company acquisition of Yerbaé Brands on June 27, 2025 and the Company’s digital asset investment that commenced in August 2025.

Operating Expenses

We had total operating expenses of $40,676,508 for the year ended December 31, 2025 compared to $39,611,915 for the year ended December 31, 2024.

Operating expenses for the year ended December 31, 2025, totaled $40,676,508 and were in connection with our daily operations as follows: (i) marketing expenses of $1,747,060; (ii) research and development of $24,190 which included clinical trials; (iii) legal and professional expenses of $1,137,814 primarily for due diligence and legal work on a proposed merger and litigation along with corporate advisory services, registration statement preparation fees, general corporate governance fees; (iv) rent and utilities of $201,306; (v) depreciation and amortization of $609,575; (vi) general and administrative expenses of $17,738,882, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) an intangible asset impairment of $4,950,950 and (vii) stock based compensation of $14,266,731 consisting of the fair value of stock issued in lieu of cash.

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

Other income and expense

Other income and expense for the year ended December 31, 2025, included realized gains of $13,275,054 on the sale of marketable securities and gain on a settlement of $151,612; $40,542 of unrealized losses on unsold marketable securities, $35,372,217 of unrealized losses on digital assets, $120,446 of losses on exchange of common stock to preferred series A stock, $6,140,411 of losses on settlement, net interest expense of $592,504 and other income of $92,094.

Other income and expense for the year ended December 31, 2024, included realized gains of $1,193,666 on the sale of marketable securities and $862,407 of unrealized losses on unsold marketable securities, net interest expense of $118,325 and other income of $6,567,092.

Income and loss from discontinued operations

For the year ended December 31, 2025 and 2024, The Company had losses from discontinued operations of $0 and $997,802, respectively.

Income/Losses

Net losses were $68,185,762 and $49,409,632 for the years ended December 31, 2025 and 2024, respectively.

Deemed Dividend

During the year ended December 31, 2025, certain warrant holders entered into an agreement for a cashless exercise of warrants resulting in issuance of 951,067 common shares and recording a deemed dividend of $863,400. The excess of the FV recalculated using Black-Scholes method over the FV of the shares of common stock over at the date of the agreement November11, 2025 was considered and accounted as deemed dividend.

During the year ended December 31, 2025, in connection with the settlement with Bigger Capital, Company agreed to cancel 1,656,050 original warrants with an exercise price of $1.40 held by Bigger in exchange for 5,332,889 “exchange” warrants with an exercise price of $0.4348. The fair value of the exchange warrants is $2,732,329 which is offset by the fair value of the remaining life of the original warrant of $439,028 and is considered a deemed dividend attributable to the shareholders in the determination of earnings (loss) per share.

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

As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2025.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2025   that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this Form 10-K are as follows:

Name	Age	Position(s)
Jarrett Boon	56	Chief Executive Officer & Director
Markita Russell	52	Chief Financial Officer
Mitchell Rudy	30	Director
Connor Klein	25	Independent Director
Stacey Duffy	33	Independent Director
James McAvity	41	Independent Director
Christopher Marc Melton	54	Independent Director

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

Markita Russell, Chief Financial Officer, has served as the Company’s Controller since August of 2021 and has over 30 years of extensive experience in the financial and accounting sectors, with a proven track record of managing significant growth and providing strategic financial oversight across multiple industries. Her career began in the beverage industry at Pepsi Co, providing her with a foundational understanding of the sector. Throughout her distinguished career, Ms. Russell has served the financial and accounting needs of a diverse range of businesses, including law firms, technology consultants, and real estate companies. Most notably, she was instrumental in the account management of a company in the marine industry, overseeing its growth from $7 million in gross revenue in 2012 to $56.8 million by the end of 2020.

Mitchell Rudy, Director, is a key figure in the BONK ecosystem. Rudy has a bachelor’s degree in computer science with specialty in Human-Computer Interaction from the University of Calgary and has been an active developer and contributor in the Solana ecosystem since 2021. With a background as a traditional software developer focused on Natural Language Processing and Robot Process Automation, he became a core contributor to the BONK project in 2022. His current focus is on the evolving regulatory and institutional aspects of the BONK ecosystem.

Connor Klein, Independent Director, has served as one of our directors since October 2025. Mr. Klein currently serves on our Audit Committee, our Corporate Governance and Nominating Committee, and our Compensation Committee. Mr. Klein is an Investment Partner at New Form Capital with more than 5 years of experience in Financial Services, Venture Capital, and Investment Banking. Previously, he’s been involved in companies across the Fintech, Decentralized Finance, and Consumer sectors, holding positions including partner and growth lead.

From 2024 through the present, Mr. Klein has served as an Investment Partner at New Form Capital, a New York-based venture and multi-strategy investment fund investing out of a targeted $100M Fund III across FinTech, DeFi, and Agentic Finance, with a portfolio that includes unicorns such as Polymarket and Figure. From 2023 to 2024, he was in Investment Banking at Morgan Stanley in the Consumer Retail Group, where he advised on buy-side and sell-side transactions, and equity and debt raises. From 2022 to 2023, he was the first non-technical hire and led growth at Halliday.xyz, a venture-backed startup, where he managed growth, partnerships, and industry strategy. From 2021 to 2022, he was an analyst at Clarim Acquisition Corp. a publicly listed consumer-focused SPAC. He has an undergraduate degree from the University of Pennsylvania in Economics and a minor from Wharton in Consumer Psychology.

Stacey Duffy, Independent Director, has served as one of our directors since November 2025. Ms. Duffy currently serves on our Audit Committee and our Corporate Governance and Nominating Committee, while also serving as Chairman of our Compensation Committee.

Ms. Duffy combines over ten years of experience in transaction advisory senior management. Previously, she had been involved in professional services firms including KPMG LLP and later Alvarez & Marsal. From March 2023 to March 2025, she was a Director in the Transaction Advisory Group and Corporate Transactions Group at Alvarez & Marsal, a global professional services firm. From October 2018 to March 2023, she was Director (and previously Manager) in the Deal Advisory practice at KPMG LLP, a professional services firm specializing in audit, tax, and advisory services. From October 2014 to March 2018, she served as an Analyst in the Transaction Services practice at KPMG LLP in Manchester, England. She earned an undergraduate degree in law from Aberystwyth University in Wales.

James “Jamie” McAvity, Independent Director, has served as one of our directors since November 2025. Mr. McAvity currently serves on our Audit Committee and as Chairman of our Compensation Committee. He combines more than eight years of experience in Data Centers, and Bitcoin mining senior management, and a twelve year career in Commodities and Software.

Jamie has been substantially involved in 2 companies: From 2013 to 2018 he worked for Knock, Inc, a B2B Saas company focused on the multi-family apartment market. There Jamie held positions that included Chief Executive Officer, Vice President, lead investor, and a member of the Board of Directors. The second company is Cormint, Inc., a Data center business focused on the Bitcoin and AI/HPC segments. From 2018 to present, Jamie has served as their Chairman and CEO. He holds an undergraduate degree from St Lawrence University.

Christopher Marc Melton, Director, has served as one of our directors since August 2019. Mr. Melton currently serves as a member of our Corporate Governance and Nominating Committee, while also serving the Chairman of our Audit Committee.

From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran a media, telecom, and Japanese investment book exceeding $1 billion. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $1 billion plus in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. Mr. Melton is Principal and co-founder of Callegro Investments, a specialist land investor and currently serves on several public and private Boards.

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

Board Composition

Director Independence

Our business and affairs are managed under the direction of our Board, which consists of six members . Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors, subject to certain exceptions. In addition, Nasdaq rules require that each member of a listed company’s audit, compensation and nominating and governance committees be independent, subject to certain phase-ins for newly- public companies. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Audit Committee

Our audit committee consists of Messrs. Melton, McAvity, and Klein and Ms. Duffy, with Mr. Melton  serving as the chairman. Our Board has determined that Mr. Melton is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

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

Compensation Committee

Our compensation committee consists of Messrs. Melton, McAvity and Klein with Mr. McAvity  serving as the chairman. The functions of the compensation committee will include:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Melton and Klein and Ms. Duffy, with Ms. Duffy serving as the chairman. The functions of the nominating and governance committee will include:

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

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. Our Board focuses on the most significant risks we face. Our general risk management strategy, also ensures that risks we undertake are consistent with our Board’s appetite for risk. While our Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

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

Clawback Policy

On December 1, 2023, the Board adopted the Safety Shot, inc. Clawback Policy (the “Clawback Policy”), effective December 1, 2023, providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy was previously filed with the SEC.

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the Insider Trading Policy was previously filed with the SEC.

Code of Ethics

We have adopted a code of ethics and conduct applicable to all of our directors, officers, employees and all persons performing similar functions. A copy of the Code of Ethics was previously filed with the SEC. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed in our public filings with the Commission.

Corporate Governance Guidelines

We have adopted corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the chairman of the Board and Chief Executive Officer and Chief Financial Officer, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of the Corporate Governance Guidelines was previously filed with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid to our named executive officers and directors for the fiscal years ended December 31, 2025 and 2024. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and two other most highly compensated executive officers whose compensation for services rendered in all capacities equaled or exceeded $100,000 during the fiscal years ended December 31, 2025.

Current Officers and Directors Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
Jarrett Boon(1)(3)
Chief Executive Officer	2025	$300,000	$222,500	$1,246,000	$-	$25,000	$1,793,500
	2024	$150,000	-	-	$1,504,454	$25,000	$1,679,454

Markita Russell(2)
Chief Financial Officer	2025	$185,428	$-	$171,500	$66,299	$-	$423,227

Christopher Marc Melton(3)
Independent Director	2025			267,000		25,000	292,000

Stacey Duffy
Independent Director	2025	$-	$-	$-	$-	$-	$-

James McAvity
Independent Director	2025	$-	$-	$-	$-	$-	$-

Connor Klein
Independent Director	2025	$-	$-	$-	$-	$-	$-

Mitchell Rudy
Director	2025	$-	$-	$-	$-	$-	$-

1.	Mr. Boon has served as Chief Executive Officer since October 2025.
2.	Ms. Russell has served as Chief Financial Officer since July 2025.
3.	Mr. Boon and Mr. Melton were each paid $25,000 in Director fees during 2025.

Former Officers and Directors Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)(4)	Total Compensation ($)
John Gulyas(1)(4)
Executive Chairman & Director	2025	$175,000	$222,500	$1,246,000	$		$25,000	$1,668,500
	2024						$25,000	$25,000

Danielle DeRosa(2)
Former Chief Financial Officer	2025	$157,361	$50,000	$317,603		$142,543	$300,000	$967,507
	2024	$145,833	-	-		$214,814	-	$360,647

Richard Pascucci(4)
Former Director	2025			$267,000			25,000	292,000
	2024						25,000	25,000

David J. Long(4)
Former Director	2025			$267,000			25,000	292,000

Jordan Schur(3)(4)			-	-		-	-	-
Former President	2025	$191,667	$222,500	$1,825,167		$11,057	$25,000	$2,275,391
	2024	$245,000	-	$810,833		-	-	$1,055,833

1.	Mr. Gulyas was appointed as a director in January 2024 and Chairman in March 2024 and resigned from these positions on December 31, 2025.
2.	Ms. DeRosa was appointed as a CFO in February 2024 and resigned from this position on July 25, 2025.
3	Mr. Schur was appointed as President in April 2024 and resigned for this position on December 31, 2025.
4.	Messrs. Gulyas, Pascucci, Long, and Schur were each paid $25,000 in Director fees during 2025.

Employment Agreements with Named Officers

Jarrett Boon Employment Agreement

On December 16, 2024, the Company entered into an employment agreement with Jarrett Boon (the “Boon Agreement”), pursuant to which Mr. Boon will serve as the Company’s Chief Executive Officer.

The Boon Agreement provides for (A) a $300,000 annual base salary paid in equal installments on the Company’s regular pay dates no less frequently than bi-monthly, (B) a restricted stock award of 10,000 shares of Company’s common stock fully vested as of the date therein, (C) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $500,000 for Q1 and Q2 of 2025, (D) an incentive bonus of $100,000 and 500,000 restricted shares of Company’s common stock if the Company achieves a combined revenue of $1,000,000 for Q3 and Q4 of 2025, and (E) other customary employee benefits. On or about March 3, 2025, the Company amended the Boon Agreement by changing Section 5. b. to read, Restricted Stock. As part of his employment, Employee shall receive a grant of 1,000,000 shares of Company restricted common stock (the “RSUs”) as compensation for work performed in 2025 and 2026. The 1,000,000 RSUs will start vesting on April 1, 2025, in quarterly increments over the following year as follows: 250,000 will vest on July 1, 2025; 250,000 will vest on October 1, 2025; 250,000 will vest on January 1, 2026, and 250,000 will vest on April 1, 2026.

The Boon Agreement was previously filed with the SEC.

Markita Russell Employment Agreement

On June 30, 2025, the Company entered into an employment agreement with Markita Russell (the “Russell Agreement”), pursuant to which Ms. Russell will serve as the Company’s Chief Financial Officer.

The Russell Agreement provides for (A) a $250,000 annual base salary paid in equal installments on the Company’s regular pay dates no less frequently than bi-monthly, (B) a restricted stock award of 1,000,000 shares of Company’s common stock fully vested as of the date therein, (C) a retention bonus evaluated annually based on performance and company sales goals; agreed upon by Ms. Russell and CEO, Jarrett Boon.

Employment Agreements with Senior Management

Stock Incentive Plan

On  January 17, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity-linked awards to officers, directors, consultants and others and on July 31, 2024, the Shareholders ratified the 2024 Plan. The 2024 Equity Incentive Plan was adopted as a means to offer incentives and attract, motivate and retain and reward persons eligible to participate in the 2024 Plan. On June 12, 2025, the Company’s shareholders approved an amendment to the 2024 Plan to increase the number of shares reserved for issuance under the 2024 Plan from 15,000,000 to 37,000,000.

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

Eligibility.

The persons eligible for participation in the 2024 Plan as recipients of options or restricted stock shall include directors, officers and employees of, and consultants and advisors to, the Company or any Subsidiary; provided that incentive options may only be granted to employees of the Company and any Subsidiary.

Awards.

A maximum of 37,000,000 shares of the Company’s common stock, par value $0.001 per share shall be subject to the 2024 Plan. The shares of common stock subject to the 2024 Plan shall consist of unissued shares, treasury shares or previously issued shares held by any Subsidiary of the Company, and such number of shares of common stock shall be and is hereby reserved for such purpose.

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

Upon the occurrence of a change in control the Compensation Committee may accelerate the vesting of outstanding restricted stock, in whole or in part, as determined by the Compensation Committee, in its sole discretion.

Outstanding Equity Awards at Fiscal Year-End

The  were no equity awards outstanding as of December 31, 2025.

Director Compensation

The following table sets forth the amounts paid to Directors during the years ended December 31, 2025 and 2024.

Directors	2025	2024
Jarrett Boon	$25,000	$25,000
Mitchell Rudy	$-	-
Connor Klein	$-	-
Stacey Duffy	$-	-
James McAvity	$-	-
Christopher Marc Melton	$25,000	25,000

John Gulyas	$25,000	$25,000
Jordan Schur	$25,000	$25,000
Richard Pascucci	$25,000	$25,000
David J. Long	$25,000	$25,000

Total	$150,000	$150,000

Agreements with Directors

Mitchell Rudy

In August  2025 (the “Rudy Execution Date”), we entered into an independent director’s agreement with Mitchell Rudy pursuant to which Mr. Rudy shall serve as one of our directors (the “Rudy Agreement”). Pursuant to the Rudy Agreement, we shall pay Mr. Rudy $30,000 per annum. Additionally, we shall issue to Mr. Rudy 100,000 restricted stock units of the Company’s common stock, and an additional 100,000 restricted stock units for each additional year Mr. Rudy serves as a director. These restricted stock units vest the day they are granted.

Connor Klein

On October 9, 2025 (the “Klein Execution Date”), we entered into an independent director’s agreement with Connor Klein, pursuant to which Mr. Klein shall serve as one of our directors (the “Klein Agreement”). Pursuant to the Klein Agreement, we shall pay Mr. Klein $30,000 per annum. Additionally, we shall issue to Mr. Klein 100,000 restricted stock units of the Company’s common stock, and an additional 100,000 restricted stock units for each additional year Mr. Melton serves as a director. These restricted stock units vest the day they are granted.

Stacey Duffy

On November 7, 2025 (the “Duffy Execution Date”), we entered into an independent director’s agreement with Stacey Duffy, pursuant to which Ms. Duffy shall serve as one of our directors and our Corporate and Governance Committee Chairperson (the “Duffy Agreement”). Pursuant to the Duffy Agreement, we shall pay Ms. Duffy $30,000 per annum. Additionally, we shall issue to Ms. Duffy 100,000 restricted stock units of the Company’s common stock, and an additional 100,000 restricted stock units for each additional year Mr. Rudy serves as a director. These restricted stock units vest the day they are granted.

James McAvity

On November 7, 2025 (the “McAvity Execution Date”), we entered into an independent director’s agreement with James McAvity, pursuant to which Mr. McAvity shall serve as one of our directors and our Compensation Committee Chairperson (the “McAvity Agreement”).

Chris Marc Melton

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group beneficially owning more than 5% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of March 15, 2026. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Bonk, Inc., 18801 N. Thompson Peak, Ste 380, Scottsdale, AZ 85255

The beneficial ownership of shares of common stock is calculated based on 1,000,000,000 shares of common stock, which includes 7,750,527 shares of Common Stock issued and outstanding stock options of 104,286 held by beneficial owners and convertible preferred stock of 3,568,125 held by a beneficial owner as of March 31, 2026.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the tables below have sole voting and investment power with respect to their beneficially owned Common Stock.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Directors and Officers:

Jarrett Boon(1)
Chief Executive Officer and Director	220,486	2.8%

Markita L. Russell(2)
Chief Financial Officer	19,286	.2%

Mitchell Rudy(3)	3,568,125	46.0%
Director

James McAvity(4)
Director	2,857	*

Christopher Marc Melton(5)
Director	19,457	.2%

Stacey Duffy(6)
Director	2,857	*

Connor Klein((7)
Director	2,857	*

All officers and directors (7 persons)	1,599,172	20.63%

* Percentage of shares less than 1%

(1)	Includes 92,857 shares issuable upon exercise of options
(2)	Includes 9,286 shares issuable upon exercise of options
(3)	Includes 3,568,125 shares issuable upon preferred stock conversion
(4)	Includes 2143 shares issuable upon exercise of options

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Mitchell Rudy Director	3,568,125	46.0%

All beneficial (5%) owners (1 person)	3,568,125	46.0%

(1)	Includes 0 shares issuable upon exercise of options

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sets forth a summary of all transactions since January 1, 2024, and any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2025 and 2025, and in which any related person had or will have a direct or indirect material interest.

Lucky Dog

On August 8, 2025, the Company entered into a Securities Purchase Agreement (the “Series C Securities Purchase Agreement”) with Lucky Dog Holdings, a company founded and controlled by Mitchell Rudy, our director, for a private investment in public equity of 35,000 shares of the Series C Preferred Stock at a purchase price of $25,000,000, which was paid in the form of BONK tokens. The conversion price of the Series C Preferred Stock is $1.081, which results in the total number of shares of common stock into which such 35,000 shares of Series C Preferred Stock can be converted is 32,377,428 shares of common stock. On August 8, 2025, the Company also entered into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”) with Lucky Dog Holdings, for issuance of 100,000 shares of Series C Preferred Stock in exchange for an amount equal to 10% of all gross revenue of LetsBonk.fun in perpetuity. The total number of shares of common stock into which such 100,000 shares of Series C Preferred Stock can be converted into is 92,506,938 shares of common stock. These transactions were approved by the Board by unanimous vote on August 5, 2025.

On August 25, 2025, the Company entered into a Securities Purchase Agreement with Lucky Dog Holdings, a company founded and controlled by Mitchell Rudy, our director, for a private investment in public equity of 51,921,080 shares of common stock at a purchase price of $0.4815 per share. The aggregate purchase price was $25,000,000, which was paid in the form of BONK tokens. The transaction was approved by the Board by unanimous written consent on August 25, 2025. This transaction closed on August 29, 2025 and the 51,921,080 shares were issued during the fourth quarter of 2025.

Jordan Fried

On June 25, 2025, two accredited investors (the “Investors”), including Fried LLC, purchased certain convertible notes (the “Fried Notes”) and warrants (the “Fried Warrants”) of the Company from a former holder. Jordan Fried has investment control of and is a manager of Fried LLC.

On July 21, 2025, the Company entered into a Securities Purchase Agreement (the “July 2025 Securities Purchase Agreement”) with accredited investors, including Jordan Fried, relating to a registered direct offering and a concurrent private placement, pursuant to which, among others, on July 24, 2025, the Company issued to Jordan Fried 4,338,395 shares of common stock at an offering price of $0.461 per share and unregistered warrants to purchase up to an aggregate of 8,676,790 shares of common stock at a purchase price of $0.125 per warrant. Each warrant is exercisable for one share of common stock, has an exercise price of $0.461 per share, and is immediately exercisable upon issuance and has a term of exercise equal to five (5) years from the date of issuance. As a result of the issuance of share of common stock and unregistered warrants, Jordan Fried became a beneficial owner of more than five percent of our common stock.

On July 2, 2025, the Company entered into an Exchange Agreement (the “July Fried Exchange Agreement”) by and among the Company and the Investors, including Fried LLC. Pursuant to the July Fried Exchange Agreement, the parties intended to effect a voluntary security exchange transaction whereby, among others, Fried LLC shall exchange the portion of the Fried Notes that it held for an aggregate of 3,606 shares of Series B Preferred Stock on the closing date. The exchange transaction closed on July 3, 2025, and the 3,606 shares of Series B Preferred Stock were issued to Fried LLC on August 26, 2025.

On November 7, 2025, the Company entered into an Exchange Agreement (the “November Fried Exchange Agreement”) by and between the Company and Fried LLC. Pursuant to the November Fried Exchange Agreement, Fried LLC shall exchange the portion of the Fried Warrants that it held for an aggregate of 1,643,663 shares of common stock. The 1,643,663 shares of common stock have not been issued to Fried LLC as of November 20, 2025.

Brian John Advisory Agreement

On March 1, 2024, the Company entered into a transition advisory agreement (the “Advisory Agreement”) with Brian John, our former CEO, pursuant to which the Mr. John resigned from his position as the Chief Executive Officer of the Company and was hired as an advisor to the Company for a term of 3 months ending on June 1, 2024, and a further 3 months extension with the mutual consent of the parties therein. Mr. John shall receive $12,500 as monthly compensation for his services under the Advisory Agreement. The term did not extend beyond June 1, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees totaling $175,000 and $65,000 were paid to M&K CPAS during the year ended December 31, 2025 and 2024, respectively.

No other fees were paid to M&K CPAS.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.13 to the Form S-1 filed with the SEC on December 10, 2025
4.6	Form of Secured Convertible Note between the Company and Bigger Capital LLC, incorporated by reference to Exhibit 4.5 to the Form S-1 filed with the SEC on February 4, 2025
Common Stock and Warrant Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement filed with the SEC on July 14, 2020.
10.3	Independent Director’s Contract between the Company and Christopher Melton, dated July 29, 2019, incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement filed with the SEC on July 14, 2020).
10.5	Form of Regulation A Subscription Agreement, incorporated herein by reference to Exhibit 4.1 to Jupiter Wellness, Inc.’s Form 1-A/A filed with the Securities and Exchange Commission on August 19, 2019.
10.9	2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement filed with the SEC on August 02, 2024.
10.17	First Amendment to Common Stock Option Agreement dated January 25, 2021, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2021.
10.19	License and Purchase Agreement by and between Safety Shot Inc. and Elite Health Partners dated February 21, 2024, incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2024.
10.22	Director Agreement between the Company and Jordan Schur dated March 13, 2024, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on March 13, 2024.
10.23	Independent Director Agreement between the Company and David Long dated March 11, 2024, incorporated by reference to Exhibit 10.2 on Current Report Form 8-K, filed with the SEC on March 13, 2024.

10.25	Securities Purchase Agreement dated April 4, 2024, incorporated by reference to Exhibit 10.01 on Current Report Form 8-K, filed with the SEC on April 5, 2024.
10.26	Registration Rights Agreement dated April 4, 2024, incorporated by reference to Exhibit 10.02 on Current Report Form 8-K, filed with the SEC on April 5, 2024.
10.29	Securities Purchase Agreement between the Company and Jordan Schur dated June 27, 2024, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on June 27, 2024.
10.30	Securities Purchase Agreement between the Company and Jordan Schur dated August 30, 2024, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on September 5, 2024.
10.31	Form of Common Stock Warrant, incorporated by reference to Exhibit 10.2 on Current Report Form 8-K, filed with the SEC on September 5, 2024.
10.32	Securities Purchase Agreement between the Company and an accredited investor dated September 24, 2024, incorporated by reference to Exhibit 10.1 on Current Report Form 8-K, filed with the SEC on September 24, 2024.
10.33	Consulting Agreement between the Company and Cor 4 Capital Corp., dated September 23, 2024, incorporated by reference to Exhibit 10.2 on Current Report Form 8-K, filed with the SEC on September 24, 2024.
10.34	Form of Separation and Exchange Agreement between the Company and Caring Brands, Inc. dated September 24, 2024, incorporated by reference to exhibit 10.3 of the Company’s Current Report Form 8-K, filed with the SEC on September 24, 2024.
10.35	Equity Disbursement Agreement dated December 6, 2024, incorporated by reference to Exhibit 10.1 of the Company’s Current Report Form 8-K, filed with the SEC on December 10, 2024
10.36	Employment Agreement between the Company and John Gulyas incorporated by reference to Exhibit 10.1 of the Company’s Current Report Form 8-K, filed with the SEC on December 16, 2024.
10.37	Employment Agreement between the Company and Jordan Schur incorporated by reference to Exhibit 10.2 of the Company’s Current Report Form 8-K, filed with the SEC on December 16, 2024.
10.38	Employment Agreement between the Company and Jarrett Boon incorporated by reference to Exhibit 10.3 of the Company’s Current Report Form 8-K, filed with the SEC on December 16, 2024.
10.39	Employment Agreement, dated October 3, 2025, by and between Markita L. Russell and the Company, incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on October 8, 2025.
10.40	Form of Securities Purchase Agreement, dated July 21, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 24, 2025).
10.41	Form of Placement Agency Agreement, dated July 21, 2025 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 24, 2025).
10.42	Form of Securities Purchase Agreement, dated August 8, 2025 (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed with the SEC on August 14, 2025).
10.43	Form of Revenue Sharing Agreement, dated August 8, 2025 (incorporated by reference to the Exhibit 10.2 Current Report on Form 8-K filed with the SEC on August 14, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K filed with the SEC on April 1, 2024).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of M&K CPAS.
31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March 31, 2026.

BONK, INC

By:	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jarrett Boon	Director and Chief Executive Officer	March 31, 2026
Jarrett Boon	(principal executive officer)

/s/ Markita Russell	Chief Financial Officer	March 31, 2026
Markita Russell	(principal financial and accounting officer)

/s/ Mitchell Rudy	Director	March 31, 2026
Mitchell Rudy

/s/ Connor Klein	Director	March 31, 2026
Connor Klein

/s/ Stacey Duffy	Director	March 31, 2026
Stacey Duffy

/s/ John McAvity	Director	March 31, 2026
John McAvity

/s/ Christopher Marc Melton	Director	March 31, 2026
Christoper Marc Melton

Bonk, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bonk, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bonk, Inc. (formerly Safety Shot, Inc.) (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that was communicated or required to be communicated to the audits committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Crypto

Revenue recognition was identified as a critical audit matter due to the significant judgment involved in determining the timing and amount of revenue, as well as the complexity of blockchain-based revenue-sharing arrangements, as described in Note 2. The Company recognizes from a 10% revenue sharing agreement with a related party on digital asset transactions. Auditing these revenue streams required especially challenging auditor judgment, including evaluating when performance obligations were satisfied and verifying the completeness and accuracy of blockchain-derived revenue, which required specialized skills. Our audit procedures included testing a sample of digital transactions to assess proper period recognition; evaluating the Company’s smart contracts; independently recalculating the 1% service fee for selected blockchain transactions; and reconciling recorded revenue to blockchain transaction data.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2019.

The Woodlands, Texas

March 31, 2026

BONK, INC.

Consolidated Balance Sheets

December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$2,278,340	$348,816
Marketable securities	54,720	54,720
Digital assets	630,605	-
Inventory	949,275	233,510
Accounts receivable	90,140	283,561
Prepaid expenses and deposits	1,839,484	920,189
Investment in Yerbaé Brands	-	225,000
Investment in affiliate	1,600	3,000
Equity securities	58,456	-
Note receivable	139,405	511,557
Total current assets	6,042,025	2,580,353
Non-current assets:
Non-current digital assets	17,344,636	-
Right of use assets	18,570	299,722
Goodwill	14,147,778	-
Related party revenue sharing – other asset, net of amortization	2,060,968	-
Intangible assets, net of amortization	1,293,247	4,364,321
Fixed assets, net of depreciation	66,191	94,007
Total non-current assets	34,931,390	4,758,050
TOTAL ASSETS	$40,973,415	$7,338,403

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,476,773	$2,218,810
Accrued expenses	3,152,544	1,667,605
Note payable, current portion	275,000	-
Convertible notes	-	5,250,000
COVID-19 SBA loan	49,210	47,928
Current portion of lease liability	23,544	212,964
Total current liabilities	5,977,071	9,397,307
Non-current liabilities:
Long-term portion lease liability	-	114,148
Total non-current liabilities	-	114,148
Total liabilities	5,977,071	9,511,455

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized of which 176,806 and none are issued and outstanding as of December 31, 2025 and 2024, respectively	177	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, of which 7,751,707 and 1,789,724 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7,751	1,790
Additional paid-in capital	215,979,259	110,917,569
Common stock payable	2,501,336	1,997,936
Accumulated deficit	(183,492,179)	(115,090,347)
Total shareholders’ equity (deficit)	34,996,344	(2,173,052)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$40,973,415	$7,338,403

BONK, INC.

Consolidated Statement of Operations

For the Years Ended December 31, 2025 and 2024

	Twelve Months Ended December 31,
	2025	2024
Beverage sales	$2,117,309	$701,967
Related party income from digital assets	1,812,352	-
Cost of sales	2,691,555	3,147,724
Gross profit	1,238,106	(2,445,757)

Operating expenses:
General and administrative	35,725,558	39,611,915
Impairment expense	4,950,950	-
Total operating costs and expenses	40,676,508	39,611,915

Other income (expense):
Interest income	92,094	57,602
Interest expense	(592,504)	(175,927)
Loss on settlement	(6,140,411)	-
Other income / (expense)	151,612	(5,373,426)
Gain (loss) on sale of marketable securities	13,275,054	-
Loss on exchange	(120,446)	-
Unrealized loss on digital asset	(35,372,217)	-
Unrealized gain (loss) on equity investment	(40,542)	(862,407)
Total other income (expense)	(28,747,360)	(6,354,158)

Loss from operations	$(68,185,762)	$(48,411,830)

Loss from discontinued operations	-	(997,802)

Net loss	$(68,185,762)	$(49,409,632)

Deemed dividend	(863,400)	(2,293,301)
Loss attributable to shareholders	$(69,049,162)	$(51,702,933)
Net income (loss) per share:
Basic and diluted	$(17.02)	$(31.77)
Loss per share attributed to common shareholders	$(17.23)	$(33.24)

Weighted average shares outstanding - basic and diluted	4,005,739	1,555,463

BONK, INC.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Common Stock Payable	Accumulated Deficit	Total
Balance, December 31, 2023	-	$-	-	$-	-	$-	1,303,833	$1,304	$73,771,317	$725,230	$(65,680,715)	$8,817,136
Shares issued in Private Placements for cash	-	-	-	-	-	-	232,310	232	10,625,287	-	-	10,625,519
Shares issued for services	-	-	-	-	-	-	77,927	78	3,434,222	642,750	-	4,077,050
Shares issued -payable for settlement	-	-	-	-	-	-	-	-	-	875,000	-	875,000
Shares issued for employee bonus	-	-	-	-	-	-	21,429	21	1,043,229	-	-	1,043,250
Shares issued for option exercises	-	-	-	-	-	-	4,371	4	75,996	-	-	76,000
Shares issued for Warrant conversions	-	-	-	-	-	-	85,604	86	3,962,628	-	-	3,962,714
Deconsolidation of Caring Brands	-	-	-	-	-	-	-	-	943,722	-	-	943,722
Shares issued from Stock in connection with extinguishment of convertible notes	-	-	-	-	-	-	64,250	64	2,047,414	(245,044)	-	1,802,434
Fair value of options granted	-	-	-	-	-	-	-	-	15,013,755	-	-	15,013,755
Issuance of Warrants	-	-	-	-	-	-	-	-	2,293,301	-	-	2,293,301
Deemed Dividends	-	-	-	-	-	-	-	-	(2,293,301)	-	-	(2,293,301)
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	(49,409,632)	(49,409,632)
Balance, December 31, 2024	-	-	-	-	-	-	1,789,724	1,789	110,917,570	1,997,936	(115,090,347)	(2,173,052)
Common stock issued in connection with Yerbaé acquisition	-	-	-	-	-	-	568,056	568	5,983,898	-	(216,070)	5,768,396
Common stock issued for cash	-	-	-	-	-	-	1,132,979	1,133	21,407,023	(1,040,998)		20,367,158
Common stock issued in exchange for settlement of payables	-	-	-	-	-	-	664,286	664	4,487,619	-	-	4,488,283
Common stock issued for private placement	-	-	-	-	-	-	258,247	258	3,806,515	1,165,198	-	4,971,971
Common stock issued for settlement	-	-	-	-	-	-	123,814	124	2,025,158	(956,683)	-	1,068,599
Common stock issued for bonuses	-	-	-	-	-	-	7,143	7	347,493	445,000	-	792,500
Common stock issued for services	-	-	-	-	-	-	151,435	152	2,727,601	(628,250)	-	2,099,503
Common stock issued for Digital Asset Agreement	-	-	-	-	-	-	1,483,459	1,483	21,533,586	-	-	21,535,069
Preferred stock A Conversion of Common stock to Preferred stock	39,993	40	-	-	-	-	(187,858)	(188)	120,594	-	-	120,446
Preferred stock B issued for convertible note	-	-	7,212	7	-	-	-	-	5,408,518	-	-	5,408,525
Preferred stock C issued for Digital Asset Agreement	-	-	-	-	135,000	135	-	-	27,284,852	-	-	27,284,987
Warrant purchase agreement	-	-	-	-	-	-	5,714	6	549,994	-	-	550,000
Stock compensation expense	-	-	-	-	-	-	463,368	464	8,234,581	1,519,133	-	9,754,178
Fair value of options granted	-	-	-	-	-	-	-	-	1,145,543	-	-	1,145,543
Cashless exchange warrants for common stock							951,067	951	(864,351)		-	(863,400)
Cashless exchange of warrants - deemed dividend	-	-	-	-	-	-	-	-	863,400	-	-	863,400
Preferred stock converted to common	-	-	(5,399)	(5)	-	-	340,273	340	(335)	-	-	-
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	(68,185,762)	(68,185,762)
Balance, December 31, 2025	39,993	$40	1,813	$2	135,000	$135	7,751,707	7,751	215,979,259	2,501,336	(183,492,179)	34,996,344

BONK, INC.

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2025 and 2024

	For the Twelve Months Ended December 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(68,185,762)	(48,411,830)
Depreciation and amortization expense	654,378	428,828
Fair value of stock-based compensation	9,754,578	5,120,300
Fair value of options issued for services rendered	1,145,543	15,013,755
Fair value of shares issued from Convertible note extinguishment	-	(84,219)
Bad debt expense	-	89,328
Fair value of common stock issued for services	2,099,503	-
Fair value of common stock issued for settlement	918,602	-
Fair value of common stock issued for bonus	792,500	-
Fair value of SRM shares granted in connection with settlement	391,000	-
Impairment expense	4,950,950	-
Unrealized gain/loss on equity investment	40,542	599,155
Unrealized loss on digital asset	35,372,217	-
Exchange of common stock for Series A Preferred stock	120,446	-
Gain on sale of SRM stock	-	(431,972)
Accrued loss on settlements	-	7,389,092
Realized gain/loss on sale of marketable securities	(13,275,054)	269,723
Revenue on Digital Assets	(1,812,352)	-
Unrealized gain/loss on marketable securities	-	101,088
Adjustments to reconcile net loss to cash (used in) operating activities:
Prepaid expenses and deposits	(320,604)	635,718
Right of use asset	356,056	179,305
Accounts receivable	362,706	(367,304)
Note receivable	126,512	-
Inventory	(185,459)	562,314
Accounts payable	1,520,608	725,001
Accrued liabilities	292,517	284,517
Lease liability	(395,162)	(192,547)
Net cash (used in) continuing operating Activities	(25,275,735)	(18,089,748)

Reclassification to discontinued operations
Loss from discontinued operations	-	(997,802)
Net cash (used in) discontinued operations	-	(997,802)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received from sale of investments	12,785,556	490,000
Cash received from sale of marketable securities	-	417,445
Cash paid for investment	-	(739,557)
Purchase of intangible assets	(834,116)	-
Purchase of digital assets	(5,000,037)	-
Investment in Yerbaé	(925,000)	-
Acquisition of Yerbaé	(201,958)	-
Cash paid for purchase of assets	-	(85,665)
Purchase of equipment	-	(87,162)
Net Cash Provided by (used in) Investing Activities	5,824,445	(4,939)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares issued for private placements	4,971,971	10,625,519
Repayments of convertible notes	(4,508,315)	-
Proceeds from issuance of common stock	20,367,158	-
Proceeds from warrant purchase agreement	550,000	-
Proceeds from issuance of shares for warrant conversions	-	3,962,714
Cash received upon exercise of options	-	76,000
Deconsolidation of subsidiary	-	943,722
Net Cash Provided by Financing Activities	21,380,814	15,607,955

CHANGE IN CASH	1,929,524	(3,484,534)

CASH AT BEGINNING OF PERIOD	348,816	3,833,349

CASH AT END OF PERIOD	2,278,340	348,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash items
Common stock issued for Bonk Coins	$21,535,069	$-
Fair value of common stock issued in exchange for settlement of payables	$4,488,283	$-
Issuance of Preferred Stock B in connection with payoff of Convertible notes	$5,408,525	$-
Issuance of Preferred Stock C in connection in exchange for digital assets	$25,000,000	$-
Issuance of Preferred Stock C in connection in exchange for digital assets	$2,284,987	$-
Common stock issued for loss on settlement	$875,000	$-
Shares issued for L&H	$81,683	$-
Common stock issued for services	$756,250	$-
Warrants cashless exercise from common stock	$951	$-
Preferred B converted to CS	$340	$-
Common stock issued for settlement	$5	$-
Common stock issued from stock payable on extinguishment of debt	$-	$245,044
Shares issued from stock payable for services	$-	$113,500
Common stock issued from stock payable on convertible note	$-	$344,196
Investment in GBB asset	$-	$175,000
Common stock issued for note conversion	$-	$1,542,457

BONK, INC.

Notes to Financial Statements

For the Years Ended December 31, 2025 and 2024

Note 1 - Organization and Business Operations

Bonk, Inc. (NASDAQ: BNKK) was formerly known as Safety Shot, Inc., and prior to that, Jupiter Wellness, Inc. In August 2023, the Company acquired certain assets of GBB Drink Lab Inc which included the blood alcohol reduction drink Sure Shot (the “Sure Shot Dietary Supplement”), an over-the-counter drink that can lower blood alcohol content to allow recovery from the effects of alcohol by supporting its metabolism. Concurrently with the purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched the Sure Shot Dietary Supplement in December 2023.

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

Historically, the Company generated revenue through the sale of its Sure Shot dietary supplement and Yerbaé’s plant-based energy beverage products, which were distributed online and through various retail channels. During 2025, the Company implemented a digital asset strategy in addition to the Company’s beverage sales operations. The Company’s current activities are centered on developing, investing in, and participating in projects aligned with the BONK ecosystem and other blockchain-based initiatives and beverage sales.

Going Concern Consideration

The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At December 31, 2025, the Company had $2,278,340, in cash and working capital of $64,954. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2025 and 2024.

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

Discontinued Operations

On September 24, 2024, the Company signed a separation agreement with Caring Brands, Inc. Caring Brands, Inc. is no longer a subsidiary of the Company, all operations performed under the Caring Brands product line are considered discontinued operations and no longer reported the Company’s financials. The Company recognized $0 and $997,802 in loss from discontinued operations for the twelve months ended December 31, 2025 and 2024, respectively.

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

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the twelve months ended December 31, 2025, the Company had no write-downs or write-offs. During the twelve months ended December 31, 2024, the Company took a write down of certain raw materials and finished goods totaling $2,269,580, due to rebranding issues.

Trading Securities

Securities that the Company intends to sell are classified as trading securities. Trading securities are carried at fair value with gains and losses recognized in current period earnings.

Digital Assets

Our Digital Assets consist of BONK tokens (“Bonk”), as part of its treasury strategy, that meet the scope requirements of ASC 350-60. The Company accounts for these assets at fair value in accordance with ASC 350-60 and ASC 820, with changes in fair value recognized in net income.

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

Crypto assets are not offset against any related liabilities and are presented on a gross basis in the balance sheet, consistent with ASC 210-20.

The Company determines the fair value of crypto assets using quoted prices from active markets at the balance sheet date (Level 1 inputs under ASC 820).

Gains and losses resulting from changes in fair value are included in the statement of operations.

The Company discloses the composition of crypto assets, including fair value by major type of token, as well as the location on the balance sheet and significant changes during the reporting period, in accordance with the disclosure requirements of ASC 350-60.

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

Digital Asset Income

The Digital Assets Segment generates revenue through the Company’s participation in digital content and blockchain-based platforms under the Digital Asset Agreement with our affiliate, Lucky Dog Holdings.

On August 8, 2025, the Company entered into a revenue sharing agreement with related party, Bonk Digital, Inc. (the “Bonk Agreement”) in which the Company obtained rights to a share of future revenue streams derived from Bonk’s digital platform (the “Bonk Digital Asset”). In accordance with the guidance in ASC 805-50-30-1, ASC 350-30-25-2, ASC 55-10-45-1 and ASC 820-10-35-2, a discounted cashflow with a terminal period of 5 years and a discount rate of 15% was used to calculate the fair value of future revenues in accordance with the agreement. On December 10, 2025, the Company amended the agreement for an amount equal to 51% of all gross revenue of LetsBonk.fun. The Company and the related party can revert back to 10% of all gross revenue at a point in time which the parties agree on such terms.

Revenue in this segment is recognized as the underlying platform revenues are earned by Bonk and the Company’s share becomes realizable under the terms of the Bonk Agreement. The Company’s share of those revenues is based on a fixed percentage of gross receipts. As previously disclosed, the original 10% agreed upon as of August 8, 2025 was increased to 51% as of December 10, 2025.

Amounts earned under the Bonk Agreement are not contingent on product sales and is recognized as “Related party income from digital assets” in the consolidated statements of operations when:

●	the performance obligations under the letsBonk.fun platform are satisfied,
●	the transaction price (i.e., the Company’s share of platform proceeds) can be reliably measured, and
●	collection is probable

Revenue is recorded based on gross receipts, representing the Company’s proportionate share of digital platform proceeds received or receivable during the reporting period.

On August 25, 2025, the Company entered into a Securities Purchase Agreement with Lucky Dog Holdings, a company founded and controlled by Mitchell Rudy, our director, for a private investment in public equity of 1,483,459 shares of common stock at a purchase price of $0.4815 per share. The aggregate purchase price was $25,000,000, which was paid in the form of BONK tokens. At the time of receipt of the BONK tokens, the price of BONK decreased resulting in a payment receipt of approximately $21,535,069.

Other Asset - Revenue Sharing Agreement

During the year ended December 31, 2025, the Company entered into a revenue sharing agreement (the “Agreement”) with a related party. In connection with the Agreement, the Company issued 100,000 shares of its Series C preferred stock as consideration for the counterparty’s participation in the arrangement. The Agreement entitles the counterparty to receive a portion of future revenues generated from certain Company products and initiatives, subject to the terms and conditions of the Agreement.

The issuance of the Series C preferred stock was accounted for as a non-cash transaction. The fair value of the Series C preferred stock issued was determined using a discounted cash flow model based on management’s estimates of future revenues expected to be generated under the Agreement. The resulting fair value was recorded as an increase to additional paid-in capital, with a corresponding amount recognized as an “Other asset” within the consolidated balance sheet as of December 31, 2025, representing the Company’s right to future economic benefit from the Agreement. As of December 31, 2025, the asset at a fair value of $2,060,968 and is amortized on a straight-line basis over 4.25 years. The Company recognized $224,019 in related amortization expense for the twelve months ended December 31, 2025. A discounted cashflow with a terminal period of 5 years and a discount rate of 15% was used to calculate the fair value of future revenues in accordance with the agreement.

The Company will evaluate the carrying value of this asset for impairment in future reporting periods as actual revenues are realized or if other indicators of impairment arise.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the year ended December 31, 2025 and 2024, the Company recognized no allowance for doubtful collections.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $24,190 and $100,591 for the years ended December 31, 2025, and 2024, respectively.

Stock Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant- date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants share based payments made to non-employees for goods and services. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

The Company’s deferred tax asset at December 31, 2025 and 2024 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $8,919,080 and $14,660,582, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance of $8,919,080 and $14,660,582 for the years ended December 31, 2025 and 2024. On August 8, 2025, the Company experienced a change in control due to the revenue sharing agreement and as a result the historical net operating loss carryforwards were eliminated.

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

Segment Reporting

The Company has two reportable segments: (i) the dietary and energy beverage business and (ii) digital assets, consisting of investing for growth in the appreciation of the asset.

Gross profit (loss) is the segment performance measure the chief operating decision maker (“CODM”) (our CEO, Jarrett Boon) uses to assess the Company’s reportable segments.

The dietary and energy beverage products generate revenue from the sale of these products through Amazon and other direct channels. Cost of revenue consists primarily of direct manufacturing costs and freight and shipping.

The digital assets have nominal costs associated with revenue generated through its revenue sharing agreement.

The following tables presents segment revenue and segment gross profit for the twelve months ended December 31, 2025 and 2024 reviewed by the CODM:

	For the Twelve Months Ended December 31,
	2025	2024

Revenue from beverage sales	$2,117,309	$701,967
Cost of sales	2,691,555	3,147,724
Gross profit	(574,246)	(2,445,757)

Operating expense	(35,700,558)	(39,611,915)
Impairment expense	(4,950,950)	-
Interest income	92,093	57,602
Interest expense	(592,504)	(175,927)
Other income (expense)	148,322	(5,373,426)
Net realized gain (loss) on marketable securities	13,275,054	-
Net Loss on settlement	(6,140,411)	-
Net unrealized gain on equity investment	(40,542)	-
Net loss on exchange	(120,445)	(862,407)
Loss from operations	$(34,604,187)	$(48,411,830)

Loss from discontinued operations	-	(997,802)

Net loss	$(34,604,187)	$(49,409,632)

	For the Twelve Months Ended December 31,
	2025	2024
Related party income from digital assets	$1,812,352	-

Operating expense	(25,000)	-
Other income (expense)	3,290	-
Net unrealized gain (loss) on digital assets	(35,372,217)	-
Loss from operations	$(33,581,575)	$-

Net loss	$(33,581,575)	$-

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information. All of the assets in these financial statements, exclusive of the digital assets are related to the dietary and energy beverage business of the Company.

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

In December 2023, the FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands annual income tax disclosures to require specific categories in the rate reconciliation table to be disclosed using both percentages and reporting currency amounts and requires additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of income taxes paid by jurisdiction. The provisions of the standard are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company adopted the new standard on December 31, 2025.

Note 3 - Accounts Receivable and Other Receivables

At December 31, 2025 and 2024, the Company had accounts and other receivables of $90,140 and $283,561, respectively. At December 31, 2024, the $83,561 accounts receivable were from current customers and the other receivable of $200,000 was a credit refund from a vendor.

Note 4 – Digital Assets

The Company holds its digital assets primarily with FalconX, a third-party custodial platform, in accounts maintained in the name of its wholly owned subsidiary, Bonk Holdings, LLC.

Digital asset revenues are generated through on-chain activity and are programmatically distributed to wallets designated for the Company’s benefit. In certain instances, due to technical limitations of the custodial platform, digital assets were temporarily routed through an intermediary wallet prior to transfer to the Company’s custodial accounts. These intermediary wallets function solely as pass-through mechanisms to facilitate settlement. For a short period during the year ended December 31, 2025, the Company used an intermediary wallet to hold its digital assets while transitioning the treasury asset account from a trading account to a custody account. As of December 31, 2025, the custody account, which is under full control of the Company, has been created and all of the digital assets which were held within the intermediary accounts have been transferred from the intermediary account to the Company custody account.

Access to the Company’s custodial accounts is controlled by the Company through a multi-signature authorization framework requiring approval from multiple members of management. The Company retains beneficial ownership of all digital assets throughout the transaction lifecycle.

The following table provides a roll-forward of digital assets measured at fair value on a recurring basis for the twelve months ended December 31, 2025:

Fair Value
Balance as of December 31, 2024	$-
Initial receipt of BONK tokens based on SPA (Tranche 1)	25,000,037
Purchase of BONK tokens	5,000,000
Receipt of BONK tokens based on SPA (Tranche 2)	21,535,069
Digital Asset revenue (10% and 51% Revenue Sharing Arrangement)	1,812,352
Change in fair value of Digital Assets	(35,372,217)
Balance as of December 31, 2025	$17,975,241

During the twelve months ended December 31, 2025, the Company recognized an unrealized loss from remeasurement of digital assets of $35,372,217.

Note 5 - Prepaid Expenses and Deposits

Prepaid expenses and deposits were as follows for the periods presented:

	At December 31,
	2025	2024
Deposits on raw materials	$166,528	$193,074
Prepaid insurance	1,509,722	260,943
Security deposits	22,897	55,116
Other prepaids	140,337	411,056
Total prepaid expenses and deposits	$1,839,484	$920,189

Note 6 – Inventory

At December 31, 2025, the Company had inventory of $949,275, consisting of $118,934 of raw materials and packaging supplies and $830,341 of finished goods. At December 31, 2024, the Company had inventory of $233,510, consisting of $132,785 of raw materials and packaging supplies and $100,725 of finished goods.

Note 7 – Investments

Tron Inc.

Effective August 14, 2023, the Company sold its former wholly-owned subsidiary Tron Inc. (“Tron”), formerly known as SRM Entertainment, Inc. (“SRM”) and SRM consummated its Initial Public Offering (“IPO”). As of December 31, 2025, the Company held 47,142 of Tron’s common stock, which are considered marketable securities and had a fair value of $0.1 million.

During the twelve months ended December 31, 2025, the Company sold 236,200 shares of Tron on the open market resulting in a gain on sale of marketable securities of $180,556.

During the twelve months ended December 31, 2025, the Company entered into three separate stock purchase agreements, (the “Stock Purchase Agreements”), between the Company and an institutional investor. Pursuant to the Stock Purchase Agreements, the Company sold 2,200,000 shares of Tron common stock for an aggregate amount of $12,105,000. Related to these transactions, the Company realized a gain on sale of stock of $12,594,998.

Caring Brands Inc.

On September 4, 2025, the Company entered into a stock purchase agreement, dated September 4, 2025 (the “Stock Purchase Agreement”), between the company and an institutional investor. Pursuant to the Stock Purchase Agreement, the Company sold 500,000 shares of Caring Brands Inc. common stock for an aggregate amount of $500,000, resulting in a gain on sale of marketable securities of $499,500.

During the twelve months ended December 31, 2025, the Company transferred 500,000 shares of Caring Brands Inc. common stock to GBB Inc. as final payment towards asset purchase agreement.

During the twelve months ended December 31, 2025, the Company transferred, the Company transferred 500,000 shares of Caring Brands Inc. to Chartered Services for services rendered.

As of December 31, 2025, the Company has a balance of 1,600,000 shares of Caring Brands Inc common stock remaining.

Sale of SRM Entertainment, Inc.

On December 9, 2022, The Company entered into a stock exchange agreement (the “Exchange Agreement”) with SRM Entertainment, Inc. (“SRM”) to govern the separation of SRM from the Company. On May 26, 2023, we amended and restated the Exchange Agreement (the “Amended and Restated Exchange Agreement”) to include additional information regarding the distribution and the separation of SRM the Company. The separation as set forth in the Amended and Restated Exchange Agreement with Jupiter closed August 14, 2023. Pursuant to the Amended and Restated Exchange Agreement, on May 31, 2023, SRM issued to the Company 6,500,000 shares of SRM Common Stock (representing 79.3% of SRM’s outstanding shares of Common Stock) in exchange for 2 ordinary shares of SRM Ltd owned by the Company (representing all of the issued and outstanding ordinary shares of SRM) (the “Share Exchange”). On August 14, 2023, SRM consummated its Initial Public Offering (“IPO”), pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share. In connection with the Share Exchange and SRM’s IPO, the Company distributed 2,000,000 shares of SRM’s common stock to the Company’s stockholders and certain warrant holders (out of the 6.5 million shares issued in May 2023) which occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following such distribution, the Company owned 4.5 million of the 9,450,000 shares of common stock outstanding of SRM. At December 31, 2025 and 2024, the Company held 47,142 and 2,613,342 shares, respectively, of SRM (less than 20%) which are considered marketable securities.

Note 8 – Intangible Assets and Goodwill

The Company’s intangible assets consist of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Yerbaé tradename and trade secrets	$1,298,600	$(43,287)	$1,255,313	$-	$-	$-
Yerbaé non-competes	113,800	(75,866)	37,934	-	-	-
Safety Shot capitalized patent costs	-	-	-	4,929,164	(564,843)	4,364,321
Total	$1,412,400	$(119,153)	$1,293,247	$4,929,164	$(564,843)	$4,364,321

Amortization expense for the twelve months ended December 31, 2025 and 2024 was $571,356 and $407,400, respectively.

The following table summarizes the useful lives of the Company’s intangible assets:

Useful Life
Yerbaé tradename and trade secrets	15
Yerbaé non-competes	0.75
Safety Shot capitalized patent costs	12

Future amortization of intangible assets as of December 31, 2025 is as follows:

Amortization
2026	124,507
2027	86,573
2028	86,573
2029	86,573
2030	86,573
Thereafter	822,447

During the twelve months ended December 31, 2025, the Company identified a triggering event requiring analysis of the Company’s patents. The Company determined the patents were impaired and recognized impairment expense of $4,950,950 during the twelve months ended December 31, 2025.

On August 8, 2025, the Company entered into a revenue sharing agreement with a related party pursuant to which it obtained the right to receive 10% of the gross revenue generated by LetsBonk.fun in perpetuity in exchange for the issuance of Series C Preferred Stock. The counterparty to the arrangement is a related party through common ownership and governance.

On December 3, 2025, the Company announced that its revenue participation interest in LetsBonk.fun had increased from 10% to 51%. The Company accounts for the arrangement based on the contractual participation rights in effect during the reporting period. On December 10, 2025 the increase in revenue participation was consummated. In relation to this increase, the Company transferred no consideration to the related party.

The Company has recorded this arrangement as an intangible asset, which is amortized over its estimated useful life. Related party revenue sharing totaled $2,060,968 as of December 31, 2025.

As of December 31, 2025 and 2024, goodwill totaled $14,147,778 and $0, respectively.

Note 9– Acquisitions

Acquisition of Yerbaé

On June 27, 2025, the Company completed the acquisition of Yerbaé, a premium energy beverage company, in a transaction accounted for as a business combination under ASC 805, Business Combinations. The acquisition supports Safety Shot’s strategic growth in the functional beverage market. The Company acquired 100% of the equity interests of Yerbaé in exchange for a combination of cash and equity. The total purchase consideration was approximately $6.0 million, comprised of 19,881,948 common shares at a fair value of $0.301, which was the stock price of the Company as of the acquisition date.

The acquisition was funded through newly issued shares of the Company’s common stock. The following table summarizes the allocation of the total purchase consideration to the assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date and measurement period adjustments:

	June 27, 2025	Measurement Period Adjustments	December 31, 2025
Fair value of consideration paid (through issuance of common stock)	$5,984,466		$5,984,466

Net liabilities acquired	(9,484,014)	(91,698)	(9,575,712)
Intangibles acquired	2,874,300	(1,461,900)	1,412,400
Goodwill	12,594,180	1,553,598	14,147,778
Total consideration	$5,984,466	$-	$5,984,466

The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill primarily represents expected synergies, brand recognition, and the assembled workforce. None of the goodwill is expected to be deductible for tax purposes. The allocation of the purchase price is final. Transaction-related costs of approximately $500,000 were expensed as incurred and are included in general and administrative expenses on the Company’s condensed consolidated statements of operations for the twelve months ended December 31, 2025.

Summary Pro Forma Financial Information

The Unaudited Pro Forma Condensed Combined Statements of Operations for the twelve months ended December 31, 2025 and 2024 combines the historical statements of operations of Bonk and Yerbaé Brands Corp. for such period on a pro forma basis as if the transaction had been consummated on January 1, 2024, the beginning of the earliest period presented.

	Twelve Months Ended December 31, 2025				Twelve Months Ended December 31, 2025
	Bonk, Inc.	Yerbaé Brands Corp.		Transaction Accounting Adjustments	Pro Forma Combined

Sales	$1,812,352	$4,300,366			$6,112,718

Net loss from continuing operations	$(65,976,552)	$(7,325,787	)AA	(86,573)	$(78,388,913)

	Twelve Months Ended December 31, 2024				Twelve Months Ended December 31, 2024
	Bonk, Inc. (Historical)	Yerbaé Brands Corp. (Historical)		Transaction Accounting Adjustments	Pro Forma Combined

Sales	$701,967	$5,905,541			$6,607,508

Net loss from continuing operations	$(49,409,632)	$(10,618,687	)AA	(200,373)	$(60,228,692)

Adjustments to Unaudited Pro Forma Combined Statements of Operations

The pro forma adjustment is as follows:

(AA)	Represents amortization of intangible assets recognized as part of the purchase price allocation.

Note 10 – Accrued Expenses

At December 31, 2025 and 2024, the Company had accrued expenses totaling $3,152,544 and $1,667,605, which consisted of accrued interest, credit card payables, advances, and payroll accruals.

Note 11 - Convertible Notes Payable

On January 20, 2025 the Company entered into a convertible note agreement with Bigger Capital LLP (i) a secured convertible note in the principal amount of $1,750,000 maturing on December 31, 2026 (the “Secured Convertible Note”); and (ii) a convertible note in the principal amount of $3,500,000 maturing July 21, 2025 (the “Convertible Note,” and, together with the Secured Convertible Note, the “Notes”). The notes entered were due to a legal settlement and no cash was received. On June 12, 2025, Bigger sold the notes to Trajan and Fried. The sale had no impact on the Company’s outstanding balance. During the twelve months ended December 31, 2025, the holders of the note converted principal of $5,200,000 and interest of $208,525 to 7,212 shares of Preferred B stock. Prior to the conversion, $50,000 of the principal was paid by the Company. The balance of these convertible notes was $0 as of December 31, 2025. During the twelve months ended December 31, 2025, the holders of the note converted principal of $5,200,000 and interest of $208,525 to 7,212 shares of Preferred B stock. Prior to the conversion, $50,000 of the principal was paid by the Company. The balance of these convertible notes was $0 as of December 31, 2025.

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

Interest expense related to the above Notes for the twelve months ended December 31, 2025 was $132,512 and $339,737.

On April 20, 2022, the Company entered into a $1,500,000 Loan Agreement and a $500,000 Loan Agreement (collectively the “Agreements”). Pursuant to the Agreements, the Company issued two Convertible Promissory Notes in the principal amounts of $1,500,000 and $500,000 (the “Notes”). In connection with the Notes the Company issued Common Stock Purchase Warrants for 1,100,000 shares and 360,000 shares of the Company’s common stock (the “Warrants”). The Notes originally had a maturity date of October 20, 2022, but has been extended to January 31, 2024. In connection with the Notes, the Company issued a total of 250,000 shares as Origination Shares valued at fair market value of $277,500. There is no beneficial conversion feature since the conversion price is greater then the fair value of the shares. The note and related accrued interest were paid in full by the issuance of common stock September, 2024.

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

Interest expense for the year ended December 31, 2025 and 2024 on the Notes totaled $0 and $175,927, respectively.

During the year ended December 31, 2023, the Notes were amended to change the conversion price of the Notes and exercise price of all outstanding warrants was reduced to $0.93 pursuant to down round protection provisions in the loan and warrant agreements and to extend the Notes to January 31, 2024. The price on the Notes conversion rate was changed from $2.79 to $.93. All of the outstanding warrants consisting of: 500,000 warrants with a $6.00 exercise price, 1,460,000 warrants with a $2.79 exercise price, and 800,000 warrants with a $1.00 exercise price were all reduced to $.93. The amendment is considered a material modification of the Notes and the Company has used extinguishment accounting to account for the change. The fair value of the additional shares underlying the Note conversion and warrant exercise using the reduced conversion and exercise price was measured using the Black-Scholes valuation model. The fair value of the conversion feature totals $923,603 and the fair value of the warrants totals $196,730. The total loss on extinguishment of $1,120,333 has been included in other gains and losses. In December 2023, the $500,000 Note was converted into 537,634 shares of the Company’s common stock as payment of the principal in full. In September 30, 2024, the remaining balance of $1,500,000 was converted to stock and paid in full.

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

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the years ended December 31, 2025 and 2024:

Principal Balance, December 31, 2023	$1,500,000
Note converted to stock – paid in full	(1,500,000)
Convertible Note issued in settlement to Bigger Capital	5,250,000
Principal Balance, December 31, 2024	5,250,000
Note converted to Preferred B stock	(5,250,000)
Principal Balance, December 31, 2025	-

Note 12 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at December 31, 2025 and 2024 was $49,210 and $47,928, respectively.

Note 13 - Capital Structure

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

On May 2, 2025, the Company entered into an exchange agreement with Core 4 Capital Corp., a related party, and converted 6,575,025 shares of common stock to 39,993 shares of preferred stock. The Company believes the terms of these transactions are comparable to those that could be obtained from unrelated third parties; however, because the transactions are with related parties, they may not be the result of arm’s-length negotiations. All related party balances are unsecured, non-interest bearing, and due on demand unless otherwise noted. The Company used a third party’s calculations to value the Series A preferred stock. The third party used the option pricing model to calculate a $76.00 per preferred A share or $3,034,908. The fair value of the common stock exchanged on May 2, 2025 was $.4799 per common share or $3,155,354, resulting in a loss on the exchange of $120,446 taken on the income statement. The Company had 39,933 and 0 shares of Series A preferred stock outstanding as of December 31, 2025 and 2024, respectively.

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

The Series B Preferred Stock is convertible, at the option of the holder, into shares of the Company’s common stock at a fixed conversion price of $0.34 per share, subject to adjustment for stock splits, stock dividends and similar events. Holders of the Series B Preferred Stock are entitled to dividends equal, on an as-if-converted-to-common-stock basis, to the dividends actually paid on shares of common stock when, as and if declared. The Series B Preferred Stock is voting stock: holders are entitled to vote together with the common stock on an as-converted basis (one vote per share of common into which their Series B shares are convertible). Upon any liquidation event, the assets available for distribution will be distributed among the holders of Series A Convertible Preferred Stock, Series B Preferred Stock and the common stock pro-rata based on the number of shares held and treating the Series B shares as if converted into common stock immediately prior to liquidation, without regard to any conversion limitations. The company used a third party’s calculations to value the Series B preferred stock. The third party used the option pricing model to calculate a $564 per preferred B share or $4,063,962. The cash value of the convertible note was $5,408,525, resulting in difference of $1,344,563 on the extinguishment. The difference was credited to additional paid in capital.

During the year ended December 31, 2025, certain holders of our Preferred B Shares gave notice of conversion to convert 5,399 Preferred B shares to common stock, resulting in the issuance of 340,273 shares of common stock.

The Series B Preferred Stock was issued as part of the exchange agreement. Refer to Note 11.

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

On August 8, 2025, the Company also entered into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”) with the Investor, pursuant to which the Company agreed to issue 100,000 shares of the Series C Preferred Stock, convertible into 5,118,493 shares of Common Stock at a conversion price of $0.5582 per share of Common Stock, in exchange for an amount equal to 10% of all gross revenue of LetsBonk.fun in perpetuity. The 100,000 shares of Series C Preferred Stock are referred to herein as the “RSA Preferred Stock Shares,” and the SPA Preferred Stock Shares and the RSA Preferred Stock Shares are collectively referred to herein as the “Preferred Stock Shares.” The Company recorded an asset representing the revenue sharing aggregate using a discounted cash flow analysis. As of December 31, 2025, the asset had a net value of $2,060,968 and is included in the accompanying consolidated balance sheet as an ‘other asset’. The asset is amortized over 4.25 years.

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

The securities being offered and sold by the Company under the August Purchase Agreement and the Revenue Sharing Agreement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The securities were offered only to accredited investors.

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

The Company and the Holders acknowledge and agree that the Company is entitled to receive 10% of all gross revenue generated by LetsBonk.fun (the “LB Interest”), as set forth in that certain Revenue Sharing Agreement. The rights of the Company to receive revenue under this Section are contractual rights derived through and governed by the Revenue Sharing Agreement and are not dividend rights under Delaware corporate law. In the event that LetsBonk.fun ceases operations on or prior to the six-month anniversary of the original issuance date of the Series C Preferred Stock (“Triggering Event”), then 50% of the Series C Preferred Stock issued shall be subject to automatic rescission and shall be returned to the Company for cancellation without further action by the Holder or the Company.

Common Stock - On December 10, 2025, The Company had a 1 to 35 reverse split of its shares of common stock. The Company is authorized to issue a total of 1,000,000,000 shares of common stock with par value of $0.001. As of December 31, 2025 and 2024, there were 7,751,707 and 1,789,724 shares of common stock issued and outstanding, respectively.

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

Reverse Stock Split

On December 9, 2025, the Company filed a Certificate of Amendment to effect a reverse stock split of the Company’s common stock, $0.001 par value per share, at a rate of 1-for-35 (the “Reverse Stock Split”), effective as of December 11, 2025.

The Reverse Stock Split decreased the number of shares of Common Stock issued and outstanding from 184,976,280 shares to 5,285,037 shares, subject to adjustment for the rounding up of fractional shares. Accordingly, each holder of Common Stock now owns fewer shares of Common Stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholder’s ownership of Common Stock due to the treatment of fractional shares in the Reverse Stock Split. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the Reverse Stock Split. Common stock issued pursuant to the Reverse Stock Split remains fully paid and non-assessable, without any change in the par value per share. Pursuant to the Charter Amendment, no fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares will receive cash for each fraction of a share they hold.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market on December 11, 2025. The trading symbol for Common Stock remains “BNKK.”

2025 issuances:

Conversion of common stock to preferred A

During the twelve months ended December 31, 2025, the Company converted 187,858 shares of common stock to 39,933 shares of preferred A stock valued at $3,155,354 and $3,034,908, respectively.

Common stock issued for stock based compensation

During the twelve months ended December 31, 2025, the Company issued 463,368 shares of common stock in exchange for compensation valued at $9,639,578, based upon the closing market price of the Company’s stock on the date of related agreements.

Common stock issued for services

During the twelve months ended December 31, 2025, the Company issued 151,435 shares of common stock in exchange for services valued at $2,727,753, based upon the closing market price of the Company’s stock on the date of related agreements.

Common stock issued for cash

During the twelve months ended December 31, 2025, the Company issued 1,132,979 shares of common stock valued at $21,408,156, based upon the closing market price of the Company’s stock on the date of each issuance.

Common stock issued for litigation settlement

During the twelve months ended December 31, 2025, the Company issued 123,814 shares of common stock in connection with litigation settlement and recognized a loss of $6,140,411.

Common stock issued for settlement of payables

During the twelve months ended December 31, 2025, the Company issued 664,286 shares of common stock in exchange for the settlement of various payables valued at $4,488,283, based upon the closing market price of the Company’s stock the date of each settlement.

Common stock issued for private placement

During the twelve months ended December 31, 2025, the Company had five take-downs under its S-3 Registration Statement under which the Company issued a total of 258,247 unrestricted shares of its common stock with a fair value of $4,971,971.

Common stock issued for employee bonus

During the twelve months ended December 31, 2025, the Company issued 7,143 shares of common stock with a fair market value of $347,500.

Common stock issued in connection with Yerbaé acquisition

During the twelve months ended December 31, 2025, the Company issued 568,056 shares of common stock in connection with the Yerbaé acquisition (see Note 9).

Warrant cashless exercise exchange for common stock

During the twelve months ended December 31, 2025, the Company issued 951,067 shares of common stock in connection with a cashless warrant exchange. The excess of the FV recalculated using Black-Scholes method over the FV of the shares of common stock at the date of the agreement November11, 2025 was considered and accounted as deemed dividend.

Common stock issued for Digital Asset Agreement

On August 25, 2025, the Company entered into a Securities Purchase Agreement with Lucky Dog Holdings, a company founded and controlled by Mitchell Rudy, our director, for a private investment in public equity of 1,483,459 shares of common stock at a purchase price of $0.4815 per share. The aggregate purchase price was $25,000,000, which was paid in the form of BONK tokens. The FV of the BONK tokens received on October 1, 2025 was $21,535,609 based on the closing price of that day.

The following table summarizes the issuances of the Company’s shares of common stock for the twelve months ended December 31, 2025 as follows:

Balance, December 31, 2024	1,789,724
Common stock issued in connection with Yerbaé acquisition	568,056
Common stock issued for cash	1,132,979
Common stock issued in exchange for settlement of payables	664,286
Common stock issued for private placement	258,247
Common stock issued for settlement	123,814
Common stock issued for bonuses	7,143
Common stock issued for services	151,435
Common stock issued for Digital Asset Agreement	1,483,459
Preferred stock A Conversion of Common stock to Preferred stock	(187,858)
Warrant purchase agreement	5,714
Warrant cashless exchange for common stock	951,067
Stock compensation expense	463,368
Preferred stock converted to common	340,273
Balance, December 31, 2025	7,751,707

Common Stock Payable

The following table summarizes the activity of the Company’s common stock payable for the twelve months ended December 31, 2025:

Balance, December 31, 2024	1,997,936
Common stock issued for cash	(1,040,998)
Common stock issued for private placement	1,165,198
Common stock issued for settlement	(956,683)
Common stock due for bonuses	445,000
Common stock issued for services	(628,250)
Stock compensation expense	1,519,133
Balance, December 31, 2025	2,501,336

Note 14 - Warrants and Options

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

The following tables summarize all warrants outstanding as of December 31, 2025 and 2024, and the related changes during the period. Exercise price is the weighted average for the respective warrants at end of period. Both the amount of warrants and their weighted average exercise price reflect the 35 for 1 split that was effected during December of 2025.

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2024	615,904	$63.00
Yerbaé replacement warrants	60,589	31.37
Warrant purchase agreement with Core4	114,286	14.35
Warrants issued in connections with Series A preferred stock	656,957	16.10
Warrants issued in connections with Series B preferred stock	656,957	16.10
Warrants issued in private placement	52,557	16.10
Warrants exercised	(1,471,996)	15.98
Outstanding at December 31, 2025	685,254	$59.57

Exercisable at December 31, 2025	685,254	$59.57

Stock Options

The following tables summarize all stock options outstanding as of December 31, 2025 and 2024, and the related changes during the period. Exercise price is the weighted average for the respective stock options at end of period. Both the amount of stock options and their weighted average exercise price reflect the 35 for 1 split that was effected during December of 2025.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	529,176	$57.75
Granted	111,309	31.49
Exercised	-
Forfeited or expired	(109,286)	$(80.31)
Outstanding at December 31, 2025	531,199	$48.19

During the year ended December 31, 2025, the Company granted a total of 111,309 five-year options to employees of the Company of which 16,142 have vesting schedule from one to three years with an exercise price between $12.95, $22.02 and 28,535 which vested immediately upon grant with exercise prices between $11.55 and $17.15, 7,143 options which vest over varying schedules through 2026 at an exercise prices of $15.75. Additionally, the Company granted 52,346 options with exercise prices ranging from $12.59 to $241.09 which vested immediately.

During the year ended December 31, 2024, the Company granted a total of 158,714 five-year options to employees of the Company of which 41,000 have vesting schedule from one to three years with an exercise price between $37.10 and $70.35 and 117,714 which vested immediately upon grant with an exercise price of $62.65. During the same period, the Company also granted a total of 146,286 five-year options to consultants to the Company, which have vesting schedule from six months to one year with an exercise price between $35.00 and $81.20. The total fair value of the options is $17,372,444. The fair value of the options is being amortized over the vesting period. The Company recognized $14,735,228 expense related to the options for the year ended December 31, 2024.

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date. For options granted to employes, we use a plain vanilla Black-Scholes calculation to calculate fair value with standard market inputs.

	2025	2024
Expected volatility	121%-162%	119%-162%
Expected dividends	-	-
Expected term (in years)	2.5-5	2.5-10
Risk-free rate	3.59%-4.89%	3.59%-4.89%

On December 31, 2025 the Company had 531,199 options outstanding.

Note 15 - Commitments and Contingencies

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

The unamortized balances as of December 31, 2025 were ROU asset of $18,570 and a current portion of the lease liability of $23,544. At December 31, 2024, the unamortized balances were ROU asset of $299,722, the current portion of the lease liability was $212,964 and non-current portion of the lease liability was $114,148.

On August 12, 2025, the Company terminated its corporate office for a lease termination fee of $126,878 resulting in a loss of $107,162.

The Company recognized rent expense of $200,255 and $267,735 for the lease during the twelve months ended December 31, 2025 and 2024, respectively.

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

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint. The Company answered the amended complaint. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company has made an offer of $1.5 million to settle this matter.

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

