Form 10-Q
period 2026-03-31
BONK, INC.
filed 2026-05-13
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_____________

Commission File Number 001-39569

BONK, INC.

(Exact name of registrant as specified in charter)

Delaware	83-2455880
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

60 E Rio Salado Pkwy, Suite 900 Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

(888) 257-8061

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

As of May 13, 2026, there were 8,000,940 shares of the registrant’s common stock outstanding.

FORM 10-Q

i

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

1

Item 1. Financial Statements

Bonk, Inc.

Bonk, Inc.

Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

	Three Months Ended	Year ended
	31-Mar-26	31-Dec-25
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$728,907	$2,278,340
Marketable Securities	54,720	54,720
Digital Assets	1,941,431	630,605
Inventory	756,754	949,275
Account receivable	729,925	90,140
Prepaid expenses and deposits	1,293,489	1,839,484
Investment in Affiliate	107,016	1,600
Equity Securities	-	58,456
Note Receivable	798,000	-
Loans to affiliates	139,405	139,405
Total current assets	6,549,647	6,042,025
Non-current assets:
Non-current digital assets	14,479,094	17,344,636
Right of use assets	-	18,570
Goodwill	14,147,778	14,147,778
Related party revenue sharing - other asset, net of amortization	1,926,557	2,060,968
Intangible assets, net of amortization	1,233,670	1,293,247
Fixed assets, net of depreciation	51,013	66,191
Total non-current assets	31,838,112	34,931,390
Total Assets	$38,387,759	40,973,415

Liabilities and Shareholders’ Equity
Accounts Payable	$2,400,515	$2,476,773
Accrued expenses	2,379,756	3,152,544
Note payable, current portion	275,000	275,000
Current portion of lease liability	-	23,544
Covid - 19 SBA Loan	48,986	49,210
Total current Liabilities	5,104,257	5,977,071

Long-term portion lease liability	-	-
Total liabilities	5,104,257	5,977,071

Preferred stock, $0.001 par value, 1,000,000 shares authorized of which176,806 are issued and outstanding	177	177
Common stock, $.001 par value, 1,000,000,000 shares authorized, of which 7,869,650 and 7,751,707 shares issued and outstanding as of March 31, 2026 and December 31, 2025	7,870	7,751
Additional paid-in capital	217,627,477	215,979,259
Common stock payable	968,800	2,501,336
Accumulated deficits	(185,320,822)	(183,492,179)
Total Shareholders’ Equity	33,283,502	34,996,344

Total Liabilities and Shareholders’ Equity	$38,387,759	$40,973,415

The accompanying notes are an integral part of these unaudited financial statements.

Bonk, Inc.

Consolidated Statement of Operations

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Sales	$786,331	$42,101
Related party revenue share	3,550,726	-
Cost of Sales	744,013	21,112
Gross profit	3,593,044	20,989

Operating expense
General and administrative expenses	2,218,968	5,411,324
Total operating expenses	2,218,968	5,411,324
Other income / (expense)
Interest income	8,255	11,376
Interest expense	(30,150)	(103,450)
Gain on sale of marketable securities	-	180,556
Realized gain on sale of stock	796,404	-
Realized gain / (loss) on exchange of digital assets	(207,529)	-
Unrealized gain / (loss) on equity investment	48,556	-
Unrealized (loss) on digital asset	(3,831,935)	-
Other income / (expense)	13,680	(25,080)
Total other income (expense)	(3,202,719)	63,402

Net Loss	$(1,828,643)	$(5,326,933)

Net (loss) per share:
Basic	$(0.23)	$(2.69)

Weighted average number of shares
Basic	7,917,594	1,978,811

The accompanying notes are an integral part of these unaudited financial statements.

Bonk, Inc.

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional	Common
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital	Stock Payable	Accumulated Deficits	Total
Balance, December 31, 2024	-	-	-	-	-	-	1,789,724	1,789	110,917,570	1,997,936	(115,090,347)	(2,173,052)

Common Stock issued for serviced	-	-	-	-	-	-	44,857	45	1,715,455	(756,250)	-	959,250
Common Stock due for bonus	-	-	-	-	-	-	-	-	-	347,500	-	347,500
Common Stock issued for litigation settlement	-	-	-	-	-	-	55,075	55	809,553	(809,608)		-
Common Stock issued for private placement	-	-	-	-	-	-	258,247	258	3,806,515	1,165,198		4,971,971
Fair value of options granted	-	-	-	-	-	-	-	-	678,626	-	-	678,626
Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	(5,326,933)	(5,326,933)
Balance, March 31, 2025	-	$-	-	$-	-	$-	2,147,903	$2,147	$117,927,719	$1,944,776	$(120,417,280)	$(542,638)

Balance, December 31, 2025	39,993	$40	1,813	$2	135,000	$135	7,751,707	$7,751	$215,979,259	$2,501,336	$(183,492,179)	$34,996,344

Common stock issued for stock payable							117,943	119	1,532,417	(1,532,536)	-	-
Fair value of options granted	-	-	-	-	-	-	-	-	115,801	-	-	115,801
Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	(1,828,643)	(1,828,643)
Balance, March 31, 2026	39,993	40	1,813	2	135,000	135	7,869,650	7,870	217,627,477	968,800	(185,320,822)	33,283,502

The accompanying notes are an integral part of these financial statements.

Bonk, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss)	$(1,828,643)	$(5,326,933)
Stock Based compensation	-	959,250
Depreciation & Amortization	209,166	110,792
Fair value of options granted	115,801	678,626
Fair value of stock due for bonus	-	347,500
Realized gain on sale of stock	(796,404)	-
Realized loss on exchange of digital assets	207,529	-
Unrealized loss on equity investment	(48,556)	-
Unrealized (gain) loss on digital assets	3,831,935	-
Related party revenue share	(3,550,726)	-
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	545,995	(1,310,094)
Right of Entry asset	18,570	47,287
Accounts receivable	33,933	254,857
Inventory	192,521	(105,485)
Accounts payable	(76,257)	622,856
Accrued liabilities	(773,012)	44,355
Accrued Loss on Settlements	-	(900,001)
Lease liability	(23,544)	(51,124)
Net cash (used in) operating activities	(1,941,692)	(4,628,114)

Cash flows from investing activities:
Fair value of digital assets sold for cash	392,259	-
Cash paid for investment GBB	-	(63,388)
Cash paid for investment Yerbae Brands	-	(300,000)
Net cash provided by (used in) investing activities	392,259	(363,388)

Cash flows from financing activities:
Proceeds from private placements	-	4,971,971
Net cash provided by (used in) financing activities	-	4,971,971

Net (decrease) in cash and cash equivalents	(1,549,433)	(19,531)

Cash and cash equivalents at the beginning of the period	2,278,340	348,816

Cash and cash equivalents at the end of the period	$728,907	$329,285

SUPPLEMENTAL CASH FLOW INFORMATION:
Common Stock issued for service	1,532,536	756,250
Shares issued for loss on settlement with Intracoastal	$-	$809,608

The accompanying notes are an integral part of these unaudited financial statements.

BONK, INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and Year Ended December 31, 2025

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

Going Concern Consideration

As of March 31, 2026, and December 31, 2025, the Company had accumulated deficits of $185,320,822 and $183,492,179, respectively, and cash flow used in operations of $1,941,692 and $25,275,375 for the three months ended March 31, 2026, and year ended December 31, 2025. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At March 31, 2026 and December 31, 2025, the Company had $728,907 and $2,278,340 respectively, in cash and working capital of $1,445,390 and $64,954, respectively. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jupiter Wellness Investments, Inc, Yerbaé, and Bonk Holdings, LLC. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of three months ended March 31, 2026 and December 31, 2025.

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

Discontinued Operations

The Company recognized no loss from discontinued operations for the three months ended March 31, 2026 and three months ended March 31, 2025, respectively.

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

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the three months ended March 31, 2026, the Company took write downs of raw materials due to product expiration totaling $72,293. During the twelve months ended December 31, 2025, the Company had no write-downs or write-offs.

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

Amounts earned under the Bonk Agreement are not contingent on product sales and is recognized as “Related party revenue share” in the consolidated statements of operations when:

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

The issuance of the Series C preferred stock was accounted for as a non-cash transaction. The fair value of the Series C preferred stock issued was determined using a discounted cash flow model based on management’s estimates of future revenues expected to be generated under the Agreement. The resulting fair value was recorded as an increase to additional paid-in capital, with a corresponding amount recognized as an “Other asset” within the consolidated balance sheet as of December 31, 2025, representing the Company’s right to future economic benefit from the Agreement. As of December 31, 2025, the asset at a fair value of $2,060,968 and is amortized on a straight-line basis over 4.25 years. The Company recognized $224,019 in related amortization expense for the twelve months ended December 31, 2025. A discounted cashflow with a terminal period of 5 years and a discount rate of 15% was used to calculate the fair value of future revenues in accordance with the agreement. During the three months ended March 31, 2026, the Company recognized $134,411 in related amortization expense.

The Company will evaluate the carrying value of this asset for impairment in future reporting periods as actual revenues are realized or if other indicators of impairment arise.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the three months ended March 31, 2026 and year ended December 31, 2025, the Company recognized no allowance for doubtful collections.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $300 and $24,190 for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.

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

The Company’s deferred tax asset at March 31, 2026 and December 31, 2025 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $9,303,095 and $8,919,080, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance of $9,303,095 and $8,919,080 for the three months ended March 31, 2026 and year ended December 31, 2025. On August 8, 2025, the Company experienced a change in control due to the revenue sharing agreement and as a result the historical net operating loss carryforwards were eliminated.

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

The following tables presents segment revenue and segment gross profit for the three months ended March 31, 2026 and year end December 31, 2025 reviewed by the CODM:

	Three Months Ended	Year End
	March 31 2026	December 31 2025

Revenue from beverage sales	$786,331	$2,117,309
Cost of sales	744,013	2,691,555
Gross profit	42,319	(574,246)

Operating expense	(2,133,343)	(35,700,558)
Impairment expense	-	(4,950,950)
Interest income	8,255	92,093
Interest expense	(30,150)	(592,504)
Other income (expense)	13,680	148,322
Net realized gain (loss) on marketable securities	796,404	13,275,054
Net Loss on settlement	-	(6,140,411)
Net unrealized gain on equity investment	48,556	(40,542)
Net loss on exchange	-	(120,445)
Loss from operations	$(1,254,279)	$(34,604,187)

Net loss	$(1,254,279)	(34,604,187)

	Three Months Ended	Year End
	March 31 2026	December 31 2025

Related party revenue share	3,550,726	1,812,352

Operating expense	(85,625)	(25,000)
Other income (expense)	-	3,290
Net unrealized gain (loss) on digital assets	(3,831,935)	(35,372,217)
Realized gain (loss) on exchange of digital assets	(207,529)
Loss from operations	(574,364)	$(33,581,575)

Net loss	(574,364)	$(33,581,575)

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

Note 3 - Accounts Receivable and Note Receivables

At March 31, 2026 and December 31, 2025, the Company had accounts receivable of $729,925 and $90,140, respectively. At March 31, 2026 the accounts receivable was from current customers and the note receivable of $798,000 were promissory notes on sale of investment shares.

The Company entered into four stock purchase agreements signed with promissory notes to four individual non-related parties on March 20, 2026. Each promissory note has no interest accruals and a Maturity Date of July 30, 2026. The Company has no representations, warranties, collateral agreements, or conditions associated with the stock purchase agreement and reserves the right to exercise the Effect of Default terms of the agreements due to any defaults.

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

The following table provides a roll-forward of digital assets measured at fair value on a recurring basis for the three months ended March 31, 2026 from year ended December 31, 2025:

Fair Value
Balance as of December 31, 2025	$17,975,241
Related party revenue share	3,550,726
Fair value of digital assets sold	(392,259)
Accounts Receivable for digital assets not received	(673,718)
Realized gain (loss) on exchange of digital assets	(207,529)
Change in fair value of Digital Assets	(3,831,936)
Balance as of March 31, 2026	$16,420,525

During the three months ended March 31, 2026, and ended March 31, 2025, the Company recognized an unrealized loss from remeasurement of digital assets of $3,831,936 and $0 respectively.

Note 5 - Prepaid Expenses and Deposits

At March 31, 2026, the Company had prepaid expenses and deposits totaling $ 1,293,489 consisting of $100,606 of dues and subscriptions, $1,026,433 of prepaid insurance, and $166,450 of deposits on raw materials. At December 31, 2025, the Company had prepaid expenses and deposits of $1,839,484, consisting of $166,528 of raw materials, prepaid insurance of $1,509,722, security deposits of $22,897 and other prepaids of $140,337.

Note 6 - Inventory

At March 31, 2026, the Company had inventory of $756,754 consisting of finished goods. At December 31, 2025, the Company had inventory of $949,275, consisting of $118,934 of raw materials and packaging supplies and $830,341 of finished goods.

Note 7 - Marketable Securities

Tron Inc.

As of December 31, 2025, the Company held 47,142 of Tron’s common stock, which are considered marketable securities and had a fair value of $0.1 million. During the three months ending March 31, 2026, the Company continues to hold 47,142 of Tron’s common stock, which are considered marketable securities and had a fair value of $107,012.

Caring Brands Inc.

As of December 31, 2025, the Company had a balance of 1,600,000 shares of Caring Brands Inc common stock remaining. During the three months ended March 31, 2026, the Company entered into four stock purchase agreements dated March 20, 2026 (the “Stock Purchase Agreement”) between the company and four institutional investors. Pursuant to the Stock Purchase Agreement, the Company sold an aggregate total of 1,596,000 of Caring Brands Inc common stock for an aggregate total of $798,000, resulting in a gain of marketable securities of $796,404. In addition, the Company entered into four Promissory Notes, with each institutional investor for payment on the Stock Purchase Agreements that has a Maturity Date of July, 30, 2026. As of March 31, 2026, the Company has a balance of 4,000 shares of Caring Brands Inc common stock remaining.

Note 8 - Loans to Affiliates

During the three months ended March 31, 2026 and year ended December 31, 2025 the Company had loans to affiliates Caring Brands Inc. of $54,405 and Elite Health Partners of $85,000, totaling $139,405.

Note 9 - Intangible Assets and Goodwill

The Company’s intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount March 31, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount December 31, 2025
Yerbaé tradename and trade secrets	$1,298,600	$(64,930)	$1,233,670	$1,298,600	$(43,287)	$1,255,313
Yerbaé non-competes	113,800	(113,800)	-	113,800	(75,866)	37,934
Total	1,412,400	(178,730)	1,233,670	1,412,400	(119,153)	1,293,247

Amortization expense for the three months ended March 31, 2026 and December 31, 2025 was $59,577 and $119,153, respectively.

The following table summarizes the useful lives of the Company’s intangible assets:

Useful Life
Yerbaé tradename and trade secrets	15
Yerbaé non-competes	0.75
Safety Shot capitalized patent costs	12

Future amortization of intangible assets as of December 31, 2025 is as follows:

Amortization
2026	124,507
2027	86,573
2028	86,573
2029	86,573
2030	86,573
Thereafter	822,448

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

The Company has recorded this arrangement as an intangible asset, which is amortized over its estimated useful life of 4.25 years. Related party revenue sharing as of three months ended March 31, 2026 year ended December 31, 2025 totaled $1,926,557 and $2,060,968 respectively.

As of March 31, 2026 and December 31, 2025, goodwill totaled $14,147,778 and $14,147,778, respectively.

Note 10– Accrued Interest and Liabilities

At March 31, 2026 and December 31,2025, the Company had accrued liabilities totaling $2,379,756 and $3,152,544, which consisted of accrued interest, credit card payables, advances, and payroll accruals.

Note 11 – Convertible Notes Payable

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

The following table sets forth a summary of the principal balances of the Company’s convertible promissory notes activity for the year ended December 31, 2025:

Principal Balance, December 31, 2024	5,250,000
Note converted to Preferred B stock	(5,250,000)
Principal Balance, December 31, 2025	-

As of March 31, 2025, the Company has no convertible note payables.

Note 12 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at March 31, 2026 and December 31, 2025 and 2024 was $48,986 and $49,210, respectively.

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

On May 2, 2025, the Company entered into an exchange agreement with Core 4 Capital Corp., a related party, and converted 6,575,025 shares of common stock to 39,993 shares of preferred stock. The Company believes the terms of these transactions are comparable to those that could be obtained from unrelated third parties; however, because the transactions are with related parties, they may not be the result of arm’s-length negotiations. All related party balances are unsecured, non-interest bearing, and due on demand unless otherwise noted. The Company used a third party’s calculations to value the Series A preferred stock. The third party used the option pricing model to calculate a $76.00 per preferred A share or $3,034,908. The fair value of the common stock exchanged on May 2, 2025 was $.4799 per common share or $3,155,354, resulting in a loss on the exchange of $120,446 taken on the income statement. The Company had 39,993 of Series A preferred stock outstanding as of March 31, 2026 and December 31, 2025.

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

During the year ended December 31, 2025, certain holders of our Preferred B Shares gave notice of conversion to convert 5,399 Preferred B shares to common stock, resulting in the issuance of 340,273 shares of common stock. The Company had 1,813 of Series B preferred stock outstanding as of March 31, 2026 and December 31, 2025.

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

2026 Issuances:

Common Stock Payable

The following table summarizes the activity of the Company’s common stock payable for the three months ended March 31, 2026:

Balance, December 31, 2025	2,501,336
Shares issued for common stock payable	(1,532,536)
March 31, 2026	968,800

The following table summarizes the issuances of the Company’s shares of common stock for the three months ended March 31, 2026:

Balance, December 31, 2025	7,751,707
Shares issued for common stock payable	117,943
Balance, March, 31 2026	7,869,650

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

Market
	Relative			Price on
	Fair	Term	Exercise	Grant	Volatility	Risk-free
Reporting Date	Value	(Years)	Price	Date	Percentage	Rate
1/17/25	$2,732,329	5	$0,4348	$0,5435	161%	0.0442

The following table summarize all warrants outstanding as of March 31, 2026 and December 31, 2025, and the related changes during the period. Exercise price is the weighted average for the respective warrants at end of period. Both the amount of warrants and their weighted average exercise price reflect the 1 for 35 split that was effected during December of 2025.

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2025	685,254	$59.57
Warrants issued	-	-
Warrants exercised	-	-
Outstanding at March 31, 2026	685,254	$59.57

Exercisable at March 31, 2026	685,254	$59.57

Stock Options

The following table summarize all stock options outstanding as of March 31, 2026 and December 31, 2025, and the related changes during the period. Exercise price is the weighted average for the respective stock options at end of period. Both the amount of stock options and their weighted average exercise price reflect the 1 for split that was effected during December of 2025.

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2025	531,199	$48.19
Granted	-	-
Exercised	-	-
Forfeited or expired	-	$-
Outstanding at March 31, 2026	531,199	$48.19

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

2025
Expected volatility	121%-162%
Expected dividends	-
Expected term (in years)	2.5-5
Risk-free rate	3.59%-4.89%

On March 31, 2026 and December 31, 2025 the Company had 531,199 options outstanding for each year.

Legal Proceedings.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

On September 5, 2023, “Sabby” Volatility Warrant Master Fund Ltd. filed a lawsuit against the Company in the federal district court for the Southern District of New York case captioned Sabby Volatility Warrant Master Fund Ltd. v. Jupiter Wellness, Inc., No.1:23-cv-07874-KPF (the “Litigation”). Sabby’s initial complaint in the Litigation alleges that the Company’s delayed spin-off and distribution of the common stock of “SRM” Entertainment. Inc. give rise to claims of breach-of-contact, promissory estoppel, and negligent misrepresentation. On November 10, 2023, Jupiter sought judicial permission to move to dismiss Sabby’s complaint, arguing that Sabby had no legal right to the delayed distribution occurring on the original record date, and that regardless, no law requires the Company to compensate Sabby for the costs of covering its short position against the Company. The Litigation was dismissed with prejudice by the federal district court for the Southern District of New York on September 23, 2024. On October 10, 2024, Sabby filed an appeal of the Southern District’s dismissal to the United States Court of Appeals for the Second Circuit. In or around March of 2025, Sabby was successful in its appeal to the Second Circuit and the lower court’s ruling was overturned as to Sabby’s breach of contract claim – Sabby’s remaining claims were dismissed. On or about July 1, 2025, the Second Circuit denied the Company’s petition for reconsideration. On May 6, 2026, the Company agreed to settle the Litigation by agreeing to pay Sabby $250,000 in exchange for a dismissal of the case and a full release from any claims related to the Litigation.

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint. The Company answered the amended complaint. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company has made an offer of $1.5 million to settle this matter. In January of 2026 the Company participated in a trial in the Litigation as to damages only and is awaiting the Court’s ruling. The offer of $1.5 million was accrued as of December 31, 2025 and remains as an accrued expense as of March 31, 2026.

On January 16, 2025, Carla Olson, on behalf of herself and a putative class of similarly situated individuals, filed a Class and Representative Action against Yerbaé, LLC, in the Superior Court of the State of California for the County of San Diego, alleging, among other things, violations of various provisions of the California Labor Code, the Industrial Welfare Commissions Wage Order No. 4 and the Private Attorneys General Act (the “Litigation”). The Plaintiff alleges, among other things, that Yerbaé willfully misclassified brand ambassadors as independent contractors rather than employees and seeks to recover, among other things, unpaid wages, meal and rest break premiums, expense reimbursements and statutory penalties. On or about December 15, 2025, the Company agreed to settle the Litigation by agreeing to pay $75,000 in exchange for a dismissal of the case and a full release from any claims related to the Litigation.

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

On or about July 29, 2025, the Company settled a dispute with Iroquois Master Fund, Ltd. and Iroquois Capital Investment Group (collectively “Iroquois”) whereby the Company agreed to pay Iroquois $2.5 million in exchange for a full release of all claims by Iroquois. (the “Dispute”). The Dispute stemmed from Iroquois alleged ownership and attempt to do a cashless exercise of certain Company stock warrants. The Company paid the settlement amount of $2.5 million in full by July 31, 2025.

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 15 - Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2026, to the date these financial statements were issued and has recognize the following material subsequent events.

Subsequent to March 31, 2026 the Company issued 242,272 of common shares of stock, consisting of Series B Preferred stock conversion resulting in an issuance of 114,625 and an issuance from common stock payable of 127,647.

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

General Overview

Bonk, Inc. (NASDAQ: BNKK) was formerly known as Jupiter Wellness Inc. In August 2023, the Company successfully completed the asset purchase of the dietary supplement product Safety Shot from GBB Drink Lab, Inc. (“GBB”), thereby gaining ownership of various assets, including the intellectual property, trade secrets, and trademarks associated with its dietary supplement, the Sure Shot Dietary Supplement. Concurrently with the asset purchase, the Company changed its name to Safety Shot, Inc. and changed its NASDAQ trading symbol to SHOT. The Company launched its e-commerce sale of the Sure Shot Dietary Supplement in December 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2026 or December 31, 2025.

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

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss)	$(1,828,643)	$(5,326,933)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	7,917,594	1,978,811
Denominator for diluted earnings per share	7,917,594	1,978,811
Basic (loss) per share	$(0.23)	$(2.69)
Diluted (loss) per share	$(0.23)	$(2.69)

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of March 31, 2026 and December 31, 2025, the Company had not recognized an allowance for doubtful collections.

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

The Company’s deferred tax asset at March 31, 2026 and December 31, 2025 consist of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $9,303,095 and $8,919,080, respectively, less a valuation allowance in the amount of approximately $9,303,095 and $8,919,080, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the three months ended March 31, 2026 and year ended December 31, 2025.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $300 and $9,005 for the three-months ended March 31, 2026, and 2025, respectively.

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

Results of Operations

For the three months ended March 31, 2026 and 2025

The following table provides selected financial data about us for the three months ended March 31, 20265 and 2025, respectively.

	March 31, 2026	March 31, 2025
Sales	$4,337,057	$42,101
Cost of Sales	744,013	21,112
Gross Profit (Loss)	3,593,044	20,989
Total operating expenses	(2,218,968)	(5,411,325)
Other income (expense)	(3,202,719)	(63,402)
Net Loss	$(1,828,643)	$(5,326,933)

Revenues

We generated $4,337,057 in revenues for the three months ended March 31, 2026 compared to $42,101 revenues in the three months ended March 31, 2025. The increase is due to the Company added sales from Yerbae Brands Inc. and the Company’s Revenue Share Agreement with LetsBonk.fun.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $2,218,968 for the three months ended March 31, 2026 compared to $5,411,325 for the three months ended March 31, 2025.

Operating expenses for the three months ended March 31, 2026 were in connection with our daily operations as follows: (i) marketing expenses of $211,603; (ii) research and development of $300; (iii) legal and professional expenses of $699,107, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $26,494; (v) depreciation and amortization of $201,212; (vi) general and administrative expenses of $964,452, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $115,801.

Other income for the three months ended March 31, 2026 included: (i) interest income of $8,255; (ii) interest expense of $30,150; (iii) other income of $13,680; (iv) gain on sale of marketable securities of $796,404; and (v) unrealized loss on digital assets of $3,831,935.

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

Other income for the three months ended March 31, 2025 included: (i) interest income of $11,376; (ii) interest expense of $103,450; (iii) other expense of $25,080 and (iv) net gain on sale of stock of $180,557.

Income/Losses

Net losses were $1,828,643 and $5,326,933 for the three months ended March 31, 2026 and 2025, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are ineffective in reaching that level of assurance.

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

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 5, 2023, “Sabby” Volatility Warrant Master Fund Ltd. filed a lawsuit against the Company in the federal district court for the Southern District of New York case captioned Sabby Volatility Warrant Master Fund Ltd. v. Jupiter Wellness, Inc., No.1:23-cv-07874-KPF (the “Litigation”). Sabby’s initial complaint in the Litigation alleges that the Company’s delayed spin-off and distribution of the common stock of “SRM” Entertainment. Inc. give rise to claims of breach-of-contact, promissory estoppel, and negligent misrepresentation. On November 10, 2023, Jupiter sought judicial permission to move to dismiss Sabby’s complaint, arguing that Sabby had no legal right to the delayed distribution occurring on the original record date, and that regardless, no law requires the Company to compensate Sabby for the costs of covering its short position against the Company. The Litigation was dismissed with prejudice by the federal district court for the Southern District of New York on September 23, 2024. On October 10, 2024, Sabby filed an appeal of the Southern District’s dismissal to the United States Court of Appeals for the Second Circuit. In or around March of 2025, Sabby was successful in its appeal to the Second Circuit and the lower court’s ruling was overturned as to Sabby’s breach of contract claim – Sabby’s remaining claims were dismissed. On or about July 1, 2025, the Second Circuit denied the Company’s petition for reconsideration. On May 6, 2026, the Company agreed to settle the Litigation by agreeing to pay Sabby $250,000 in exchange for a dismissal of the case and a full release from any claims related to the Litigation.

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint and the Company answered the amended complaint. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company has made an offer of $1.5 million to settle this matter. In January of 2026, the Company participated in a trial in the Litigation as to damages only and is awaiting the Court’s ruling.

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

As of March 31, 2026, and December 31, 2025, the Company had $728,907 and $2,278,340 in cash, accumulated deficit of $185,320,822 and $183,492,179 and cash flow used in operations of $1,941,692 and $25,275,375, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company had no unregistered shares of common stock issued.

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

BONK, INC.

Dated: May 13, 2026	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer
(Principal Executive Officer Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONK, INC.

Dated: May 13, 2026	/s/ Markita Russell
Markita Russell
Chief Financial Officer
(Principal Financial Officer Officer)

