Form 10-Q
period 2026-06-30
BONK, INC.
filed 2026-08-14
CIK 1760903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 8,000,940 shares of the registrant’s common stock outstanding.

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

1

Item 1. Financial Statements

Bonk, Inc.

Bonk, Inc.

Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

	As of 30-Jun-26	As of 31-Dec-25
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$214,475	$2,278,340
Marketable Securities	-	54,720
Digital Assets	1,417,593	630,605
Inventory	572,263	949,275
Account receivable	42,035	90,140
Prepaid expenses and deposits	1,010,073	1,839,484
Investment in Affiliate	5	1,600
Equity Securities	75,899	58,456
Note Receivable	798,000	-
Loan to affiliates	139,405	139,405
Total current assets	4,269,748	6,042,025
Non-current assets:
Non-current digital assets	10,126,725	17,344,636
Right of use assets	-	18,570
Goodwill	14,147,778	14,147,778
Related party revenue sharing - other asset, net of amortization	1,792,146	2,060,968
Intangible assets, net of amortization	1,212,027	1,293,247
Fixed assets, net of depreciation	42,540	66,191
Total non-current assets	27,321,216	34,931,390
Total Assets	$31,590,964	$40,973,415

Liabilities and Shareholders’ Equity
Accounts Payable	$2,078,774	$2,476,773
Accrued expenses	1,762,972	3,152,544
Note payable, current portion	175,000	275,000
Current portion of lease liability	-	23,544
Covid - 19 SBA Loan	50,042	49,210
Total current Liabilities	4,066,788	5,977,071

Total liabilities	$4,066,788	$5,977,071

Preferred stock, $0.001 par value, 1,000,000 shares authorized of which 174,933 are issued and outstanding	175	177
Common stock, $.001 par value, 1,000,000,000 shares authorized, of which 8,000,940 and 7,751,707 shares issued and outstanding as of June 30, 2026 and December 31, 2025	8,001	7,751
Additional paid-in capital	217,905,894	215,979,259
Common stock payable	985,600	2,501,336
Accumulated deficits	(191,375,494)	(183,492,179)
Total Shareholders’ Equity	27,524,176	34,996,344

Total Liabilities and Shareholders’ Equity	$31,590,964	$40,973,415

The accompanying notes are an integral part of these unaudited financial statements.

Bonk, Inc.

Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Sales	$792,936	$44,948	$1,579,268	$87,049
Related party revenue share	370,469	-	3,921,195	-
Cost of Sales	772,355	21,070	1,516,369	42,182
Gross profit	391,050	23,878	3,984,094	44,867

Operating expense
General and administrative expenses	2,424,609	4,363,514	4,645,181	9,774,838
Total operating expenses	2,424,609	4,363,514	4,645,181	9,774,838
Other income / (expense)
Interest income	1,414	(18,740)	9,667	(7,364)
Interest expense	(10,548)	(119,678)	(40,698)	(223,128)
Taxes	(47,248)		(47,248)
Gain on sale of marketable securities	-	-	-	180,556
Loss on deconsolidation	(54,640)		(53,034)
Realized gain on sale of stock	-	-	796,404	-
Gain (Loss) on Settlement	419,092	(362,430)	419,092	(362,430)
Realized gain (loss) on exchange of digital assets	37,498	-	(170,031)	-
Unrealized gain(loss) on equity investment	(31,114)	18,190,351	17,444	18,190,351
Unrealized (loss) on digital asset	(4,335,568)	-	(8,167,423)	-
Other income / (expense)	-	25,080	13,600	-
Total other income (expense)	(4,021,114)	17,714,583	(7,222,227)	17,777,985

Net Loss	$(6,054,673)	$13,374,947	$(7,883,314)	8,048,014

Net (loss) per share:
Basic	(0.76)	$5.63	$(0.99)	3.69
Diluted	(0.76)	3.12	(0.99)	1.97

Weighted average number of shares
Basic	8,015,869	2,376,436	7,967,003	2,178,722
Diluted	8,015,869	4,292,673	7,967,003	4,094,959

The accompanying notes are an integral part of these unaudited financial statements.

Bonk, Inc.

Consolidated Statement of Shareholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional	Common
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid In Capital	Stock Payable	Accumulated Deficits	Total
Balance, December 31, 2024	-	-	-	-	-	-	1,789,724	1,789	110,917,570	1,997,936	(115,090,347)	(2,173,052)

Common Stock issued for serviced	-	-	-	-	-	-	44,857	45	1,715,455	(756,250)	-	959,250
Common Stock due for bonus	-	-	-	-	-	-	-	-	-	347,500	-	347,500
Common Stock issued for litigation settlement	-	-	-	-	-	-	55,075	55	809,553	(809,608)		-
Common Stock issued for private placement	-	-	-	-	-	-	258,247	258	3,806,515	1,165,198		4,971,971
Fair value of options granted	-	-	-	-	-	-	-	-	678,626	-	-	678,626
Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	(5,326,933)	(5,326,933)
Balance, March 31, 2025	-	$-	-	$-	-	$-	2,147,903	$2,147	$117,927,719	$1,944,776	$(120,417,280)	$(542,638)
Common stock issued in connection with Yerbae acquisition	-	-	-	-	-	-	568,056	568	5,983,898	-	(216,070)	5,768,396
Common stock issued for cash	-	-	-	-	-	-	88,395	88	1,220,711	-		1,220,799
Common stock issued in exchange for settlement of payables	-	-	-	-	-	-	197,143	197	1,216,605	244,998		1,461,800
Common stock issued for settlement	-	-	-	-	-	-	32,667	33	399,968	-		400,001
Common stock issued for employee bonus	-	-	-	-	-	-	7,143	7	65,383	(65,390)		0
Common stock issued for services	-	-	-	-	-	-	53,007	53	1,166,305	(347,500)		818,858
Conversion of Common stock to Preferred stock	40,000	40	-	-	-	-	(187,858)	(188)	(335,227)	335,375		0
Warrant purchase agreement	-	-	-	-	-	-	-	-	500,000	-		500,000
Stock compensation expense	-	-	-	-	-	-	-	-	86,206	-		86,206
Net loss	-	-	-	-	-	-	-	-	-	-	13,374,947	13,374,947
Balance, June 30, 2025	40,000	40	-	-	-	-	2,906,455	2,906	128,231,568	2,112,259	(107,258,403)	23,088,370

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional	Common
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid In Capital	Stock Payable	Accumulated Deficits	Total
Balance, December 31, 2025	39,993	$40	1,813	$2	135,000	$135	7,751,707	$7,751	$215,979,259	$2,501,336	$(183,492,179)	$34,996,344
Common stock issued for stock payable							117,943	118	1,532,418	(1,532,536)	-	-
Fair value of options granted	-	-	-	-	-	-	-	-	115,801	-	-	115,801
Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	-	-	(1,828,643)	(1,828,643)

Balance, March 31, 2026	39,993	40	1,813	2	135,000	135	7,869,650	7,869	217,627,478	968,800	(185,320,822)	33,283,502
Stock compensation expense	-	-	-	-	-	-	17,857	18	264,357	16,800	-	281,175
Fair value of options granted	-	-	-	-	-	-	-	-	14,172	-	-	14,172
Preferred stock converted to common	-	-	(1,813)	(2)	-	-	114,625	115	(113)	-	-	-
Pre-split common stk adj	-	-	-	-	-		(1,192)	(1)	-	-	1	-
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	(6,054,673)	(6,054,673))
	-	-	-	-	-	-	-	-	-	-	-	-
Balance June 30, 2026	39,993	40	-	-	135,000	135	8,000,940	8,001	217,905,894	985,600	(191,375,494)	27,524,176

The accompanying notes are an integral part of these financial statements.

Bonk, Inc.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(7,883,314)	$8,048,014
Stock Based compensation	281,175	-
Depreciation & Amortization	373,692	221,644
Fair value of shares issued for services rendered	-	1,778,108
Fair value of options granted	129,973	-
Fair value of options issued for services	-	764,832
Fair value of common stock issued in exchange for settlement of payables	-	1,461,800
Fair value of common stock issued for settlement	-	250,000
Fair value of stock due for bonus	-	347,500
Realized gain on sale of stock	(796,404)	-
Realized loss on exchange of digital assets	170,031	-
(Gain)/Loss on Settlements	(500,000)	-
Unrealized (gain) loss on equity investment	(17,444)	(18,190,351)
Unrealized (gain) loss on digital assets	8,167,423	-
Related party revenue share paid in Crypto	(3,921,195)	-
Loss on deconsolidation	54,720	-
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Prepaid expenses and deposits	829,411	(637,877)
Right of Use asset	18,570	98,184
Accounts receivable	58,679	332,623
Note receivable	-	180,917
Inventory	377,012	(77,047)
Accounts payable	(397,999)	713,675
Accrued liabilities	(1,088,740)	(545,043)
Lease liability	(23,544)	(104,004)
Net cash (used in) operating activities	(4,167,954)	(5,357,025)
Cash flows from investing activities:
Acquisition of Yerbae	-	(109,710)
Investment in Yerbae	-	(925,000)
Fair value of digital assets sold for cash	2,004,089	-
Purchase of equity investments	200,000	-
Purchase of intangible assets	-	(133,060)
Net cash provided by (used in) investing activities	2,204,089	(1,167,770)

Cash flows from financing activities:
Proceeds from private placements	-	4,971,971
Repayments of convertible notes	-	(50,000)
Proceeds of issuance of common stock	-	1,720,799
Repayments of note payable	(100,000)	-
Net cash provided by (used in) financing activities	(100,000)	6,642,770

Net increase (decrease) in cash and cash equivalents	(2,063,865)	117,975

Cash and cash equivalents at the beginning of the period	2,278,340	348,816

Cash and cash equivalents at the end of the period	$214,475	$466,791

SUPPLEMENTAL CASH FLOW INFORMATION:
Common Stock issued for service	$1,532,536	$756,250
Preferred B stock converted to common stock	115	-
Shares issued for loss on settlement with Intracoastal	-	875,000

The accompanying notes are an integral part of these unaudited financial statements.

BONK, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and Year Ended December 31, 2025

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

Going Concern Consideration

As of June 30, 2026, and December 31, 2025, the Company had accumulated deficits of $191,375,494 and $183,492,179, respectively, and cash flow used in operations of $4,167,954 and $25,275,375 for the six months ended June 30, 2026, and year ended December 31, 2025. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At June 30, 2026 and December 31, 2025, the Company had $214,475 and $2,278,340 respectively, in cash and working capital of $202,959 and $64,954, respectively. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

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

Discontinued Operations

The Company recognized a loss from discontinued operations related to Jupiter Wellness Investments of $53,034 and $0 for the six months ended June 30, 2026 and six months ended June 30, 2025, respectively.

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

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting. During the six months ended June 30, 2026, the Company took write downs of raw materials due to product expiration totaling $93,948. During the twelve months ended December 31, 2025, the Company had no write-downs or write-offs.

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

The issuance of the Series C preferred stock was accounted for as a non-cash transaction. The fair value of the Series C preferred stock issued was determined using a discounted cash flow model based on management’s estimates of future revenues expected to be generated under the Agreement. The resulting fair value was recorded as an increase to additional paid-in capital, with a corresponding amount recognized as an “Other asset” within the consolidated balance sheet as of December 31, 2025, representing the Company’s right to future economic benefit from the Agreement. As of December 31, 2025, the asset at a fair value of $2,060,968 and is amortized on a straight-line basis over 4.25 years. The Company recognized $224,019 in related amortization expense for the twelve months ended December 31, 2025. A discounted cashflow with a terminal period of 5 years and a discount rate of 15% was used to calculate the fair value of future revenues in accordance with the agreement. During the six months ended June 30, 2026, the Company recognized $268,822 in related amortization expense.

The Company will evaluate the carrying value of this asset for impairment in future reporting periods as actual revenues are realized or if other indicators of impairment arise.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the six months ended June 30, 2026 and year ended December 31, 2025, the Company recognized no allowance for doubtful collections.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $300 and $24,190 for the six months ended June 30, 2026 and year ended December 31, 2025, respectively.

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

The Company’s deferred tax asset at June 30, 2026 and December 31, 2025 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $10,574,576 and $8,919,080, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance of $10,574,576 and $8,919,080 for the six months ended June 30, 2026 and year ended December 31, 2025. On August 8, 2025, the Company experienced a change in control due to the revenue sharing agreement and as a result the historical net operating loss carryforwards were eliminated.

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

The following tables presents segment revenue and segment gross profit for the six months ended June 30, 2026 and year end December 31, 2025 reviewed by the CODM:

	Six Months Ended June 30	Year End December 31
	2026	2025

Revenue from beverage sales	$1,579,268	$2,117,309
Cost of sales	1,516,369	2,691,555
Gross profit	62,899	(574,246)

Operating expense	(4,302,681)	(35,700,558)
Impairment expense	-	(4,950,950)
Interest income	9,667	92,093
Interest expense	(40,698)	(592,504)
Other income (expense)	13,600	148,322
Net realized gain (loss) on marketable securities	796,404	13,275,054
Net gain (loss) on settlement	419,092	(6,140,411)
Net unrealized gain on equity investment	17,444	(40,542)
Net loss on exchange	-	(120,445)
Taxes	(47,248)
Net loss from deconsolidation	(53,034)
Loss from operations	$(3,124,555)	$(34,604,187)

Net loss	$(3,124,555)	$(34,604,187)

	Six Months Ended June 30	Year End December 31
	2026	2025

Related party revenue share	3,921,195	1,812,352

Operating expense	(342,500)	(25,000)
Other income (expense)	-	3,290
Net unrealized gain (loss) on digital assets	(8,167,423)	(35,372,217)
Realized gain (loss) on exchange of digital assets	(170,031)
Loss from operations	(4,758,759)	$(33,581,575)

Net loss	(4,758,759)	$(33,581,575)

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

Note 3 - Accounts Receivable and Note Receivables

At June 30, 2026 and December 31, 2025, the Company had accounts receivable of $42,035 and $90,140, respectively. At June 30, 2026 the accounts receivable was from current customers and the note receivable of $798,000 were promissory notes on sale of investment shares.

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

The following table provides a roll-forward of digital assets measured at fair value on a recurring basis for the six months ended June 30, 2026 from year ended December 31, 2025:

Fair Value
Balance as of December 31, 2025	$17,975,241
Related party revenue share	3,921,195
Fair value of digital assets sold	(2,004,089)
Accounts Receivable excluded from fair value calculation	(10,575)
Realized gain (loss) on exchange of digital assets	(170,031)
Change in fair value of Digital Assets	(8,167,423)
Balance as of June 30, 2026	$11,544,318

During the six months ended June 30, 2026, and ended June 30, 2025, the Company recognized an unrealized loss from remeasurement of digital assets of $8,167,423 and $0 respectively.

The following table presents the Company’s Digital Asset holdings as of June 30, 2026, and December 31, 2025:

June 30, 2026	Quantity	Cost Basis	Fair Value
Bonk	2,468,728,678,821	$56,557,872	$10,126,725
USD1	1,318,629	1,317,179	1,317,179
SOL	29	6,065	2,102
WSOL	1,322	105,264	98,312

December 31, 2025	Quantity	Cost Basis	Fair Value
Bonk	2,323,460,885,402	$55,603,463	$17,344,636
USD1	498,056	497,667	497,677
USDC	104,288	104,263	104,263
SOL	231	48,313	28,665

Note 5 – Fair Value Measurements

The Company measures certain assets and liabilities at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (i.e., an ‘exit price’) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 – Valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s digital assets measured at fair value, which include assets held in treasury and deployed in DeFi protocols are accounted for in accordance with ASC 350-60. The Company’s digital assets are valued using quoted prices in active markets for the underlying tokens, primarily on major digital-asset exchanges which represent Level 1 inputs within the fair-value hierarchy.

The following tables present the Company’s digital assets that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets as of June 30, 2026, and December 31, 2025.

Fair Value
June 30, 2026	Balance	Quoted Prices in Active Markets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3

BONK	$10,126,725	$10,126,725	$-	$-
USD1	1,317,179	1,317,179	-	-
SOL	2,102	2,102	-	-
WSOL	98,312	98,312	-	-
Total	11,544,318	11,544,318	-	-

December 31, 2025	Balance

BONK	$17,344,636	$17,344,636	$-	$-
USD1	497,677	497,677	-	-
USDC	104,263	104,263	-	-
SOL	28,665	28,665	-	-
Total	17,975,241	17,975,241	-	-

Note 6 - Prepaid Expenses and Deposits

At June 30, 2026, the Company had prepaid expenses and deposits totaling $1,010,073, consisting of $79,867 of dues and subscriptions, $732,052 of prepaid insurance, $3,495 of security deposits, and $194,380 of deposits on raw materials. At December 31, 2025, the Company had prepaid expenses and deposits of $1,839,484, consisting of $166,528 of raw materials, prepaid insurance of $1,509,722, security deposits of $22,897 and other prepaids of $140,337.

Note 7 - Inventory

At June 30, 2026, the Company had inventory of $572,263 consisting of finished goods. At December 31, 2025, the Company had inventory of $949,275, consisting of $118,934 of raw materials and packaging supplies and $830,341 of finished goods.

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

The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill primarily represents expected synergies, brand recognition, and the assembled workforce. None of the goodwill is expected to be deductible for tax purposes. The Company completed the purchase price allocation within the measurement period. Transaction-related costs of approximately $500,000 were expensed as incurred and are included in general and administrative expenses on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025.

Note 9 - Marketable Securities

Tron Inc.

As of December 31, 2025, the Company held 47,142 of Tron’s common stock, which are considered marketable securities and had a fair value of $0.1 million. During the six months ending June 30, 2026 the Company continues to hold 47,142 of Tron’s common stock, which are considered marketable securities and had a fair value of $75,899.

Caring Brands Inc.

As of December 31, 2025, the Company had a balance of 1,600,000 shares of Caring Brands Inc common stock remaining. During the six months ended June 30, 2026, the Company entered into four stock purchase agreements dated March 20, 2026 (the “Stock Purchase Agreement”) between the company and four institutional investors. Pursuant to the Stock Purchase Agreement, the Company sold an aggregate total of 1,596,000 of Caring Brands Inc common stock for an aggregate total of $798,000, resulting in a gain of marketable securities of $796,404. In addition, the Company entered into four Promissory Notes, with each institutional investor for payment on the Stock Purchase Agreements that has a Maturity Date of July, 30, 2026. As of June 30, 2026, the Company has a balance of 4,000 shares of Caring Brands Inc common stock remaining.

Note 10 - Loans to Affiliates

During the six months ended June 30, 2026 and year ended December 31, 2025 the Company had loans to affiliates Caring Brands Inc. of $54,405 and Elite Health Partners of $85,000, totaling $139,405.

Note 11 - Intangible Assets and Goodwill

The Company’s intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount June 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount December 31, 2025
Yerbaé tradename and trade secrets	$1,298,600	$(86,573)	1,212,027	$1,298,600	$(43,287)	$1,255,313
Yerbaé non-competes	113,800	(113,800)	-	113,800	(75,866)	37,934
Total	1,412,400	(200,373)	1,212,027	1,412,400	(119,153)	1,293,247

Amortization expense for the six months ended June 30, 2026 and December 31, 2025 was $81,219 and $119,153, respectively.

The following table summarizes the useful lives of the Company’s intangible assets:

Useful Life
Yerbaé tradename and trade secrets	15
Yerbaé non-competes	0.75

Future amortization of intangible assets as of December 31, 2025 is as follows:

Amortization
2026	124,507
2027	86,573
2028	86,573
2029	86,573
2030	86,573
Thereafter	822,448

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

The Company has recorded this arrangement as an intangible asset, which is amortized over its estimated useful life of 4.25 years. Related party revenue sharing as of six months ended June 30, 2026 year ended December 31, 2025 totaled $1,792,146 and $2,060,968 respectively.

As of June 30, 2026 and December 31, 2025, goodwill totaled $14,147,778 and $14,147,778, respectively.

Note 12– Accrued Interest and Liabilities

At June 30, 2026 and December 31,2025, the Company had accrued liabilities totaling $1,762,972 and $3,152,544, which consisted of accrued interest, credit card payables, advances, and payroll accruals. Also included in accrued liabilities as of June 30, 2026 is unearned revenue of $237,255 which consisted of $37,255 of prepayments from customers in beverage and a $200,000 liability to an investor who paid for some of the Company’s marketable securities that were issued for services rendered.

Note 13 – Convertible Notes Payable

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

As of June 30, 2026, the Company has no convertible note payables.

Note 14 – Covid-19 SBA Loans

During the year ended December 31, 2020, the Company applied for and received $55,700 under the Economic Injury Disaster Loan Program (“EIDL”), which is administered through the Small Business Administration (“SBA”). During 2021, the SBA notified the Company that the terms of the EIDL are a term of 30 years and an interest rate of 3.75%. The balance of the EIDL at June 30, 2026 and December 31, 2025 was $50,042 and $49,210, respectively.

Note 15 - Capital Structure

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

On May 2, 2025, the Company entered into an exchange agreement with Core 4 Capital Corp., a related party, and converted 6,575,025 shares of common stock to 39,993 shares of preferred stock. The Company believes the terms of these transactions are comparable to those that could be obtained from unrelated third parties; however, because the transactions are with related parties, they may not be the result of arm’s-length negotiations. All related party balances are unsecured, non-interest bearing, and due on demand unless otherwise noted. The Company used a third party’s calculations to value the Series A preferred stock. The third party used the option pricing model to calculate a $76.00 per preferred A share or $3,034,908. The fair value of the common stock exchanged on May 2, 2025 was $.4799 per common share or $3,155,354, resulting in a loss on the exchange of $120,446 taken on the income statement. The Company had 39,993 of Series A preferred stock outstanding as of June 30, 2026 and December 31, 2025.

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

In April of 2026 the last holder of our Preferred B Shares gave a notice of conversion to convert 1,813 Preferred B shares to common stock, resulting in the issuance of 114,625 shares of common stock. The Company had 0 and 1,813 of Series B preferred stock outstanding as of June 30, 2026 and December 31, 2025.

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

Common Stock

2025 Issuances:

The Company is authorized to issue a total of 1,000,000,000 shares of common stock with par value of $0.001. As of June 30, 2025 and December 31, 2024 there was 2,906,455 and 1.789,723 shares of common stock issued and outstanding, respectively.

The following table summaries the activity of the Company’s common stock for the three and six months ended June 30, 2025.

Balance December 31, 2024	1,789,724
Common stock issued for services	44,857
Common stock issued for private placement	258,247
Common stock issued for loss on settlement	55,075
Balance March 31, 2025	2,147,903
Common stock issued in connection with Yerbaé acquisition	568,056
Common stock issued for cash	88,395
Common stock issued in exchange for settlement of liabilities	197,143
Common stock issued for settlement	32,667
Common stock issued for employee bonus	7,143
Common stock issued for services	53,007
Conversion of common stock to preferred stock	(187,858)
Balance, June 30, 2025	2,906,455

2026 Issuances:

The Company is authorized to issue a total of 1,000,000,000 shares of common stock with par value of $0.001. As of June 30, 2026 and December 31, 2025 there was 8,000,940 and 7,751,707 shares of common stock issued and outstanding, respectively.

The following table summarizes the issuances of the Company’s shares of common stock for the six months ended June 30, 2026:

Balance December 31, 2025	7,751,707
Common stock issued from stock payable	117,943
Balance March 31, 2026	7,869,650
Common stock issued for stock based compensation	17,857
Preferred stock converted to common	114,625
Pre-split common stock adjustment	-1,192
Balance, June 30, 2026	8,000,940

Common Stock Payable

The following table summarizes the activity of the Company’s common stock payable for the six months ended June 30, 2025:

Balance, December 31, 2024	$1,997,936
Common stock issued for services	(756,250)
Common stock issued for loss on settlement	(809,608)
Common stock due of executive bonus	347,500
Common stock due from private placement	1,165,198
Balance, March 31, 2025	1,944,776
Common stock issued for services	335,375
Common stock issued for bonus	(347,500)
Common stock issued for cash	249,998
Common stock issued for settlement	(65,390)
Balance, June 30, 2025	$2,117,259

The following table summarizes the activity of the Company’s common stock payable for the six months ended June 30, 2026:

Balance, December 31, 2025	2,501,336
Shares issued for common stock payable	(1,532,536)
Shares issued for services	16,800
Balance, June 30, 2026	985,600

Note 16 - Warrants and Options

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

The following table summarize all warrants outstanding as of June 30, 2026 and December 31, 2025, and the related changes during the period. Exercise price is the weighted average for the respective warrants at end of period. Both the amount of warrants and their weighted average exercise price reflect the 1 for 35 split that was effected during December of 2025.

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2025	685,254	$59.57
Warrants issued	-	-
Warrants exercised	-	-
Outstanding at June 30, 2026	685,254	$59.57

Exercisable at June 30, 2026	685,254	$59.57

Stock Options

The following table summarize all stock options outstanding as of June 30, 2026 and December 31, 2025, and the related changes during the period. Exercise price is the weighted average for the respective stock options at end of period. Both the amount of stock options and their weighted average exercise price reflect the 1 for split that was effected during December of 2025.

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2025	531,199	$48.19
Granted	-	-
Exercised	-	-
Forfeited or expired	-	$-
Outstanding at June 30, 2026	531,199	$48.19

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

On June 30, 2026 and December 31, 2025 the Company had 531,199 options outstanding for each year.

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

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint. The Company answered the amended complaint. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company has made an offer of $1.5 million to settle this matter. In January of 2026 the Company participated in a trial in the Litigation as to damages only and is awaiting the Court’s ruling. The Company’s offer of $1.5 million was accrued as of December 31, 2025 and remains as an accrued expense as of June 30, 2026.

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

Note 17 - Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2026, to the date these financial statements were issued and has recognized the following material subsequent events.

On July 29, 2026, the Court returned its verdict and awarded Sabby a total of $791,807.76 in damages and interest. When interest is added into the verdict, the total judgment is $950,557.44 (the “Judgment”). As the Judgment was substantially less than what the Company had accrued, the Company reversed $500,000 in accrued expenses as of June 30, 2026. In addition, as the Company is considered the “prevailing party” in the case, the Company plans to file a motion to recover a portion of its attorney’s fees. If the Company is successful in its motion to recover its attorney’s fees, the Judgment could be reduced further.

Subsequent to June, 30 2026 the Company issued 0 of common shares of stock.

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

Research and Development

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

Sales and Marketing

We primarily sell our products through e-commerce websites including Amazon. To drive loyalty, word-of-mouth marketing, and sustainable growth, we invest in customer experience and customer relationship management. Our marketing efforts are focused primarily on Yerbaé’s plant-based energy beverage products and the Company has substantially reduced any marketing of the Sure Shot Dietary Supplement.

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

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Jupiter Wellness Investments, Inc., Yerbae Brands Inc, and Bonk Holdings, LLC. All intercompany accounts and transactions have been eliminated.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the six months ended June 30, 2026 and 2025 and audited financial statements for the year ended December 31, 2025, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2026 or December 31, 2025.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(6,054,673)	$13,374,947	$(7,883,314)	$8,048,014

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	8,015,869	2,376,436	7,967,003	2,178,722
Denominator for diluted earnings per share	8,015,869	4,292,673	7,967,003	4,094,959
Basic (loss) per share	$(0.76)	$5.63	$(0.99)	$3.69
Diluted (loss) per share	$(0.76)	$3.12	$(0.99)	$1.97

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

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of June 30, 2026 and December 31, 2025, the Company had not recognized an allowance for doubtful collections.

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

The Company’s deferred tax asset at June 30, 2026 and December 31, 2025 consist of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $10,574,576 and $8,919,080, respectively, less a valuation allowance in the amount of approximately $10,574,576 and $8,919,080, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the three months ended June 30, 2026 and year ended December 31, 2025.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $300 and $15,522 for the six-months ended June 30, 2026, and 2025, respectively.

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

Results of Operations

For the three months ended June 30, 2026 and 2025

The following table provides selected financial data about us for the three months ended June 30, 2026 and 2025, respectively.

	For the Three Months Ended June 30,
	2026	2025
Sales	$792,937	$44,948
Related party revenue share	370,469	-
Cost of Sales	772,356	21,070
Gross Profit (Loss)	391,050	23,878
Total operating expenses	(2,424,609)	(4,363,514)
Other income (expense)	(4,021,114)	17,714,583
Net Loss	$(6,054,673)	$13,374,947

Revenues

We generated $792,937 in revenues from beverage and $370,469 from related party revenue share for the three months ended June 30, 2026 compared to $44,948 revenues in the three months ended June 30, 2025. The increase is due to the Company added sales from Yerbae Brands Inc. and the Company’s Revenue Share Agreement with LetsBonk.fun.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $2,424,609 for the three months ended June 30, 2026 compared to $4,363,514 for the three months ended June 30, 2025.

Operating expenses for the three months ended June 30, 2026 were in connection with our daily operations as follows: (i) marketing expenses of $168,741; (ii) research and development of $0; (iii) legal and professional expenses of $807,638, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $17,246; (v) depreciation and amortization of $164,527; (vi) general and administrative expenses of $971,110, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $295,347.

Other income (expense) for the three months ended June 30, 2026 included: (i) net interest expense of $9,135; (ii) tax expense of $47,248; (iii) net gain on settlement of $419,092 and loss on deconsolidation of 54,640; (iv) realized gain on exchange of digital assets of 37,498; (v) unrealized loss on digital assets of $4,335,567, and (vii) unrealized loss on equity investments of 31,114.

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

Other income for the six months ended June 30, 2025 included: (i) interest income of $18,740; (ii) interest expense of $119,678; (iii) other expense of $25,080 and (iv) loss on settlement of $362,430 and (v) unrealized gain on equity investment of $18,190,351.

Income/Losses

Net income (losses) were $(6,054,673) and $13,374,947 for the three months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026 and 2025

The following table provides selected financial data about us for the six months ended June 30, 2026 and 2025, respectively.

	For the Six Months Ended June 30,
	2026	2025
Sales	$1,579,268	$87,049
Related party revenue share	3,921,195	-
Cost of Sales	1,516,369	42,182
Gross Profit (Loss)	3,984,094	44,867
Total operating expenses	(4,645,181)	(9,774,838)
Other income (expense)	(7,222,227)	17,777,985
Net Loss	$(7,883,314)	$8,048,014

Revenues

We generated $1,579,268 in revenues from beverage and $3,921,195 from related party revenue share for the six months ended June 30, 2026 compared to $87,049 revenues in the six months ended June 30, 2025. The increase is due to the Company added sales from Yerbae Brands Inc. and the Company’s Revenue Share Agreement with LetsBonk.fun.

Operating Expenses and Other Income (Expense)

We had total operating expenses of $4,645,181 for the six months ended June 30, 2026 compared to $9,774,838 for the six months ended June 30, 2025.

Operating expenses for the six months ended June 30, 2026 were in connection with our daily operations as follows: (i) marketing expenses of $380,345; (ii) research and development of $300; (iii) legal and professional expenses of $1,506,745, consisting of corporate advisory services, annual report preparation fees and general corporate governance fees; (iv) rent and utilities of $78,277; (v) depreciation and amortization of $365,738; (vi) general and administrative expenses of $1,902,629, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense, compensation related to management transition agreements and other normal office and administration expenses; and (vii) stock based compensation of $411,147.

Other income for the six months ended June 30, 2026 included: (i) net interest expense of $31,030; (ii) tax expense of $47,248; (iii) gain on settlement of $419,092 and loss on deconsolidation of $53,034; (iv) gain on sale of marketable securities of $796,404; (v) realized loss on exchange of digital assets of 170,031; (vi) unrealized loss on digital assets of $8,167,423, (vii) unrealized gain on equity investments of 17,444 and (viii) other income of $13,600.

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

Other income for the six months ended June 30, 2025 included: (i) interest income of $7,364; (ii) interest expense of $233,128; (iii) gain on sale of stock of $180,556; (iv) loss on settlement of $362,430 and (v) unrealized gain on equity investment of $18,190,351.

Income/Losses

Net income (losses) were $(7,883,314) and $8,048,014 for the six months ended June 30, 2026 and 2025, respectively.

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

On February 9, 2024, “Sabby” Volatility Warrant Master Find Ltd. sued the Company in the federal district court for the Southern District of New York, case captioned, Sabby Volatility Warrant Master Fund Ltd. v. Safety Shot, Inc., No. 1:24-cv-920-NRB (the “Litigation”). Sabby’s initial complaint alleges that the Company has improperly refused to honor Sabby’s exercise of a Warrant to acquire 2,105,263 shares of common stock. On March 8, 2024, Sabby filed an amended complaint and the Company answered the amended complaint. Sabby seeks “liquidated and compensatory damages in an amount to be proven at trial,” including compensatory damages “estimated to be at least $750,000,” liquidated damages “estimated to be at least $600,000,” specific performance, attorneys’ fees, expenses and costs. The Company does not believe that the Litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company has made an offer of $1.5 million to settle this matter. In January of 2026, the Company participated in a trial in the Litigation as to damages only and is awaiting the Court’s ruling. As of June 30, 2026, the Company’s cost to Sabby at the close of the litigation is $950,557.

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

As of June 30, 2026, and December 31, 2025, the Company had $214,475 and $2,278,340 in cash, accumulated deficit of $191,375,494 and $183,492,179 and cash flow used in operations of $4,167,954 and $25,275,375, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2026, the Company had no unregistered shares of common stock issued.

During the six months ended June 30, 2025, the Company issued a total of 44,857 shares of common stock for services valued at $2,470,180, which included $756,250 recorded as Common Stock Payable at December 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BONK, INC.

Dated: August 14, 2026	/s/ Jarrett Boon
Jarrett Boon
Chief Executive Officer
(Principal Executive Officer Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONK, INC.

Dated: August 14, 2026	/s/ Markita Russell
Markita Russell
Chief Financial Officer
(Principal Financial Officer Officer)

